Form 10-Q
period 2010-06-30
Nevada Property 1 LLC
filed 2010-08-16
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53938

Nevada Property 1 LLC

(Exact name of registrant as specified in its charter)

Delaware	27-1695189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4285 Polaris Avenue Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

702 215 5501

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Registrant’s Class A and Class B membership interests are not publicly traded. As of August 16, 2010 Nevada Mezz 1 LLC owns all of the 100 Class A Membership Interests as well as the 100 Class B Membership Interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I—Financial Information

Item 1 – Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash held with member	$16,979	$3,641
Cash held with third parties	2,255	1,477

Total cash and cash equivalents	19,234	5,118
Other assets	1,147	2,337

Total current assets	20,381	7,455
Land and construction in progress	2,478,320	2,093,970
Restricted cash	54,911	139,770
Prepaid commission	8,590	22,930
Other assets	28,334	29,963

Total assets	$2,590,536	$2,294,088

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$54,363	$48,217
Accounts payable—retention	76,073	59,868
Accrued liabilities	27,227	2,961

Total current liabilities	157,663	111,046
Interest payable to affiliate	1,478	1,059
Deferred revenue	54,964	139,406
Construction loan payable to affiliate	2,354,734	2,017,057
Other liabilities	4,688	—

Total liabilities	2,573,527	2,268,568

Commitments and contingencies (note 12)
Member’s equity	17,009	25,520

Total liabilities and member’s equity	$2,590,536	$2,294,088

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expenses:
Pre-opening expenses	$12,466	$370	$18,178	$757
Depreciation and amortization	82	262	104	495

Total expenses	12,548	632	18,282	1,252

Loss before other (income) expense	12,548	632	18,282	1,252

Other (income) expense:
Abandoned assets	2,999	—	9,422	—
Net settlement and default income	(18,465)	—	(18,892)	—
Interest income	(145)	(159)	(443)	(457)
Interest expense	90	2	142	2

Total other (income) expense	(15,521)	(157)	(9,771)	(455)

Net (income) loss	$(2,973)	$475	$8,511	$797

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(8,511)	$(797)
Depreciation and amortization	104	495
Abandoned assets	9,422	—
Changes in operating assets and liabilities:
Restricted cash	84,859	669
Prepaid comission	14,340	290
Other assets	2,819	249
Accounts payable	58	(182)
Accrued liabilities	4,265	792
Interest payable to affiliate	419	(588)
Deferred revenue	(84,442)	330

Net cash provided by operating activities	23,333	1,258

Investing activities:
Construction in progress	(346,894)	(362,709)

Net cash used in investing activities	(346,894)	(362,709)

Financing activities:
Borrowings under construction loan payable to affiliate	337,677	363,848

Net cash provided by financing activities	337,677	363,848

Net increase in total cash and cash equivalents	14,116	2,397
Total cash and cash equivalents at beginning of period	5,118	1,987

Total cash and cash equivalents at end of period	$19,234	$4,384

Supplemental disclosure of noncash investing activity:
Change in accrued additions to construction in progress	$(40,894)	$35,759

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of the Business

Nevada Property 1 LLC (the “Company”) is a Delaware limited liability company and an indirect wholly-owned subsidiary of Deutsche Bank AG, New York Branch (the “Member”). The Company was formed on July 30, 2008 for the purpose of holding the first lien mortgage loan on the property, The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) and ultimately foreclosing on that property. The foreclosure was completed on September 3, 2008. The Company intends to complete the development of the Property and expects to open and commence operations on December 15, 2010. In accordance with the operating agreement, the Company shall continue in perpetuity until dissolved upon the election of the Member or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act.

The Company’s wholly-owned subsidiaries are Nevada Restaurant Venture 1 LLC (“Nevada Restaurant”), which was formed on November 24, 2009 as a limited liability company in Delaware and Nevada Retail Venture 1 LLC (“Nevada Retail”), which was also formed on November 24, 2009 as a limited liability company in Delaware. Nevada Restaurant master leases the Property’s restaurants and the nightclub from the Company and has entered into management agreements with third party restaurant operators and a nightclub operator to manage and operate their respective establishments at the Property. Nevada Retail master leases the retail spaces at the Property from the Company and will operate certain of the retail spaces within the Property. In addition, Nevada Retail will be entering into lease agreements with third party retail operators to manage and operate their respective retail businesses at the Property. To date these subsidiaries have not had any significant operating activities.

On April 1, 2010, the Company acquired Nevada Employer LLC, a limited liability company formed in Delaware. Nevada Employer LLC employs the development staff of the Company (See note 13 for further details).

In the condensed consolidated financial statements included herein, “we,” “us,” “our,” and the “Company” refer to Nevada Property 1 LLC and its subsidiaries. The condensed consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Registration Statement on Form 10 which was initially filed with the SEC on April 9, 2010, as amended.

As previously noted, the Company is an indirect wholly-owned subsidiary of the Member. In the normal course of business, the Company’s operations may include significant transactions conducted with the Member or affiliated entities of the Member.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(b) Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents are held in checking, savings, and liquid investment accounts at various financial institutions. The combined account balance at any given institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes, based on the quality of the financial institutions, that the risk is not significant.

(c) Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, accounts payable, accounts payable—retention, and other liabilities approximates fair value due to their short-term maturities. All of the Company’s debt is held by an affiliate and the Company borrows at interest rates that are significantly lower than interest rates observed in the market for similar companies. Due to the unique nature of this affiliate loan combined with the disruption in the credit markets over the past few years, it is not practicable to estimate the fair value of the Company’s loan.

(d) Land and Construction in Progress

Land and Construction in Progress (“CIP”) includes land, land development costs, pre-construction costs, construction costs, interest incurred on financing, property taxes, insurance and overhead costs related to development. Included in pre-construction costs are architectural fees and site, soil, and engineering costs. Included in land development costs are on-site construction costs and other direct and indirect expenditures. Interest and property taxes are capitalized to CIP beginning when development activities commence, and ending when the qualifying assets are ready for their intended use. Sales and marketing costs are expensed as incurred. Capitalized project costs are allocated to specific venues within the Property using specific identification where feasible. Costs that are not specifically attributable to a particular venue will be allocated using methodologies deemed appropriate to the cost and areas benefited at the completion of the Property. Land and CIP are accounted for at cost subject to periodic review for impairment.

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Our considerations in evaluating the Project for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends and, overall economic conditions and indicators. Since The Cosmopolitan is not yet an operating entity, cash flow estimates for the Property were derived using market average data for the Las Vegas market. Based on these projections, the cash flows from the project should be sufficient for the Company to recover their investment in the Property and no impairment was indicated.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results in future periods. As of and for the three and six months ended June 30, 2010 and the period from July 30, 2008 (inception) through December 31, 2009, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under US GAAP.

(f) Deferred Revenue

The Company records deposits received under condominium sale agreements as deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as revenue upon closing of the sale of the condominium, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned is deferred and will be recognized in other income within the Condensed Consolidated Statements of Operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium purchasers or arising due to purchaser default is recognized within other income within the Condensed Consolidated Statements of Operations (see note 12 for further discussion).

(g) Pre-opening Expenses

Pre-opening expenses, consisting primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing, are expensed as incurred.

(h) Income Taxes

Under provisions of the Internal Revenue Code and applicable state laws, eligible single member limited liability companies that have not elected to be treated as corporations are not subject to income taxes. Accordingly, no provision has been made for such taxes in the Company’s condensed consolidated financial statements, as any such taxes are the responsibility of the Member. The difference between the book and tax basis of the Company’s assets and liabilities as of June 30, 2010 is not material.

(i) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Adjustments of such estimates and assumptions are made when facts and circumstances dictate. Significant items subject to such estimates and assumptions include those used in assessing potential impairment of the Property. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(j) Newly Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Requirements”. ASU 2010-09 clarifies that SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. This standard was effective upon issuance but did not have a material impact on our financial statements.

In April 2010, the FASB issued authoritative guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability and charge a jackpot (or portion thereof) to revenue at the time the company has the obligation to pay the jackpot. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company will apply this guidance when it commences gaming operations which is currently expected to be on December 15, 2010.

No other new accounting pronouncements issued or effective during the first six months of 2010 have had or are expected to have a material impact on the condensed consolidated financial statements.

3. Abandoned Assets

In the three months ended June 30, 2010, we recorded an additional expense of $3.0 million within our condensed consolidated statement of operations related to certain construction in progress assets deemed to have no future value to the Company. The expense for abandoned assets for the six months ended June 30, 2010 was $9.4 million. These abandoned assets consisted primarily of fixtures and furnishings, including assets which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. These assets were identified following the finalization of certain interior designs in the six months ended June 30, 2010.

4. Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Prepaid expenses	$726	$1,693
Security deposits	421	644

Total	$1,147	$2,337

5. Prepaid Commissions

Prepaid commissions are the amount of sales commissions paid on the sale of condominiums. One-third of the total commission on a sale was due and payable when the contract was signed and the purchaser remitted a deposit for the first 10% of the purchase price. The next one-third of the commission was due and payable when the purchaser remitted a deposit for the second 10% of the purchase price. The remaining third of the commission is due at closing.

Sales commissions are deferred expenses that are recognized either upon closing of the condominium sale or at the termination of the sale contract. In the event that the contract is terminated prior to closing of a condominium sale, management believes that the Company would not be liable for the remaining unpaid commission amount, and the likelihood to recover such amounts previously paid is remote.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Land and Construction in Progress (“CIP”)

Land and CIP consist of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Land	$109,790	$109,394
Construction in progress	2,368,530	1,984,576

Total	$2,478,320	$2,093,970

CIP includes capitalized interest of $2.2 million and $2.5 million for the three months ended June 30, 2010 and 2009, and $3.6 million and $6.3 million for the six months ended June 30, 2010 and 2009, respectively.

7. Owner Controlled Insurance Program

The Company maintains a comprehensive owner controlled insurance program that provides insurance coverage for the Property. The program provides the following coverage: workers’ compensation, primary general liability, excess liability, contractors’ pollution legal liability, builders’ risk and project professional liability. The general contractor and all of the sub-contractors working on the Property are required to enroll in the program.

The Company is exposed on a first dollar loss basis in the event a claim is filed under either the workers compensation or general liability portions of the program. The Company retains the first $250,000 of the builders’ risk of loss, $500,000 of each general liability, employer’s liability, and workers’ compensation claims. Claims that exceed the maximum loss amount of $500,000 per claim are covered by a traditional insurance program. The loss payout account receives interest at a rate based on the terms of the policy.

We maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined based on our actual historical expense experience and reporting patterns. The total reserve as of June 30, 2010 was $3.0 million and is classified as other liabilities in the accompanying Condensed Consolidated Balance Sheet.

Once The Cosmopolitan is completed and the policies are closed out, the loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of June 30, 2010 will be sufficient to pay all existing and expected future claims related to the Property.

The table below summarizes the activity in the loss payout account (in thousands):

Balance as of January 1, 2010	$28,724
Claims paid relating to:
Current year	(801)
Prior years	(819)
Interest earned	298

Balance as of March 31, 2010	$27,402
Claims paid relating to:
Current year	(88)
Prior years	(433)
Interest earned	145

Balance as of June 30, 2010	$27,026

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net balance of deposits in the loss payout account is classified as other assets in the accompanying condensed consolidated balance sheets. At December 31, 2008, the Company was obligated to make additional contributions of $4.8 million to the loss payout account based on the original estimated insurance liability for the Property. Although the obligation to fund the potential exposure was waived in 2009 based on actual loss experience, the Company remains at risk for this exposure and may be required to fund the account in the future at the discretion of the insurer.

8. Restricted Cash

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The balance of $54.9 million as of June 30, 2010 is composed of $48.7 million in principal and $6.2 million in interest and the balance of $139.3 million as of December 31, 2009 was composed of $125.5 million in principal and $13.8 million in interest.

9. Construction Loan Payable to Affiliate

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Island Branch (“DBCI” or “Affiliate”), a Branch of Deutsche Bank AG. On March 3, 2010, $1.6 billion of this facility was converted into a committed line of credit. DBCI has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin.

Prior to the planned December 2010 opening of The Cosmopolitan, the LIBOR margin is 0 basis points (0.0%). The post opening LIBOR margin will be 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publically available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

Prior to opening of The Cosmopolitan, interest on the loan is added to the principal loan balance and therefore, no cash payments for interest have been made since inception. At the opening of The Cosmopolitan, the outstanding balance of the construction loan from DBCI, including all unpaid interest, will be converted into a five year term loan. Interest on the loan will be payable in arrears and will be due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan.

Proceeds from these facilities may be used to pay for (i) the costs of constructing and completing the Project, (ii) Project operating deficits and, (iii) payment of interest on the Loan to the extent that cash flow from the Project is insufficient to pay same after paying the cost of operating the Project. All outstanding debt will become due and payable upon a change of control of the Company.

The total amount of the construction loan payable to affiliate at June 30, 2010 and December 31, 2009 was $2.4 billion and $2.0 billion, respectively. Additionally, at June 30, 2010 and December 31, 2009, the Company had accrued interest payable to affiliate of $1.5 million and $1.1 million with a weighted-average interest rate of approximately 0.47% and 0.28%, respectively. Due to the unique nature of this affiliate loan combined with the disruption in the credit markets over the past few years, it is not practicable to estimate the fair value of this loan. As an affiliate, the Company borrows at interest rates that are significantly lower than interest rates observed in the market for similar companies. Therefore, a third party lender would pay a significant discount on a loan with similar terms and conditions.

10. Related Party Transactions

The Company is involved in significant financing and other transactions with the Affiliate, and the Member.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth amounts held with, receivable from and payable to the Affiliate and the member as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Cash held with Member	$16,979	$3,641
Subscribed capital receivable from Member	500	500
Construction loan payable to Affiliate	2,354,734	2,017,057
Interest payable to Affiliate	1,478	1,059

The presentation of cash and cash equivalents on the consolidated balance sheet as of December 31, 2009 has been amended to conform to the June 30, 2010 presentation of cash held with Member. The Member also provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $ 217,000 during the three months ended June 30, 2010 and $52,000 for the three months ended June 30, 2009 for these services. The Company was charged $768,000 and $52,000 in the six months ended June 30, 2010 and June 30, 2009, respectively.

11. Lease Obligations

The Company leases office space, parking, and office equipment under various operating lease arrangements.

Future minimum lease payments under these non-cancellable operating leases are as follows at June 30, 2010 (in thousands):

2010	$1,147
2011	119
2012	119
2013	119
2014	119
Thereafter	126

Total	$1,749

Rent payments under these leases totaled $0.7 million and $0.6 million for the three months ended June 30, 2010 and 2009, and $1.3 million and $2.7 million for the six months ended June 30, 2010 and June 30, 2009 respectively. Lease payments made in support of sales and preopening activities were recognized as expenses. Payments attributable to the construction of the Property were capitalized in CIP.

12. Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company has engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operates under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of June 30, 2010 and December 31, 2009, remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $517 million and $650 million, respectively.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of June 30, 2010, amounts expected to be paid to WARB under executed contracts totaled $38.3 million.

As of June 30, 2010, the Company had various purchase obligations under open purchase orders and contracts totaling $74.2 million.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b. Jockey Club Agreement

Upon acquisition, the Company, as lessor, assumed a 99-year lease agreement with the Jockey Condominium, Inc. (“JCI”), the homeowner’s association of a timeshare condominium development located adjacent to the Property. Under the terms of the lease agreement, the Company is required to provide non-exclusive access and use to various public portions of the Property, and provide 358 parking spaces in the Property’s parking facility for the condominium development’s use. Although, JCI is not required to pay base rent, the lease agreement provides that JCI shall pay operating expenses associated with the parking spaces for their allocable share of the parking facility.

c. Condominium Litigation

The Company was a named defendant in a number of lawsuits and arbitrations concerning the purchase and sale of condominium units located within the East and West Towers of the Property. The thrust of the claims were virtually the same in every matter. The plaintiffs alleged, among other things, that delays in the completion of the Property constituted a material breach by the Company, thus permitting the plaintiff/purchaser to rescind their contract and receive a full refund of their earnest money deposit, plus interest thereon. The Company was represented in each of these matters by outside legal counsel.

In December 2009, the Company finalized a class action settlement with 1,050 condominium purchasers in the West Tower of the Property, with said purchasers receiving 74.4% of their principal deposits, and the Company retaining 25.6% of same, plus all interest thereon resulting in a net gain of approximately $34.5 million which the Company recognized as net settlement income within the 2009 consolidated statement of operations. The remaining 267 purchasers in the West Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights. If all purchase contracts associated with these settlements had closed pursuant to their terms, total net sales proceeds would have been approximately $708.0 million. The cancellation of these contracts therefore, reduced expected net sales proceeds by $673.5 million.

In April 2010, the Company finalized a class action settlement with 427 condominium purchasers in the East Tower of the Property, with said purchasers receiving 68.0% of their principal deposits, and the Company retaining 32.0% of same, plus all interest thereon resulting in a net gain of approximately $18.0 million which the Company recognized as net settlement income in the consolidated statement of operations. The remaining 63 purchasers in the East Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights. If all purchase contracts associated with these settlements had closed pursuant to their terms, total net sales proceeds would have been approximately $345.2 million. The cancellation of these contracts therefore, reduced expected net sales proceeds by $327.2 million.

Since the time of the class action settlements described above, some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, have settled their claims with us in individual transactions on terms identical to the applicable class action settlement. As of June 30, 2010, there remain 310 condominium-hotel units under the original purchase contracts. The Company is taking the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, given the pending litigation surrounding the condominiums, as discussed in note 15 “Subsequent Events”, as well as current market conditions, a number of the remaining purchasers have indicated that they are either unwilling or unable to close. The Company is therefore, unable to predict how many purchasers will ultimately perform to their contracts, and thus how many condo units will ultimately close. Some or all of the remaining units may be resolved by settlement, by a decision on the merits in the pending arbitration proceedings and/or by certain purchasers performing to their contracts and closing on their units.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

d. Hearst Trademark Litigation

In December 2009, the Company entered into a co-existence agreement with Hearst Communications, Inc. (“Hearst”), which resulted in a settlement and dismissal of all trademark infringement claims that were the subject of an ongoing lawsuit between the Company and Hearst. The co-existence agreement provides that the Company may utilize the “Cosmopolitan” name and marks within certain defined parameters. Specifically, the co-existence agreement provides that the Company should use (i) the word “the” preceding the word “Cosmopolitan” (e.g., “The Cosmopolitan”), or (ii) words identifying physical locations or attractions of our hotel-casino properties preceding or following the word “Cosmopolitan” (e.g., “Cosmopolitan Residences” or “Cosmopolitan Beach Club”), or (iii) “Las Vegas” preceding and/or following the word “Cosmopolitan” (e.g., “Cosmopolitan Las Vegas”, etc.). The co-existence agreement further provides that the use of the “Cosmopolitan” marks be limited to the operation, promotion, marketing, and advertising of hotel-casino properties and related products and services. The co-existence agreement also provides for certain limitations regarding the use of “Cosmopolitan” marks in connection with women’s fashion products and the use of the term “Cosmo”.

e. Other Matters

The Company is subject to various claims and litigation arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

13. Acquisition of Nevada Employer LLC

On April 1, 2010, the Company acquired Nevada Employer LLC (“Nevada Employer”), for nominal consideration of $10. Nevada Employer employs the development staff of the Company. This transaction was accounted for as a business combination involving entities under common control and therefore, Nevada Employer’s net assets were valued at their carrying value.

14. Membership Interests

On April 2, 2010, the Company redeemed its original membership interests and issued new Class A and Class B Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by the members. Holders of Class B Membership Interests have all the economic interests in the Company and, except as provided by law, do not have any right to vote.

15. Subsequent Events

On July 14, 2010, some of the remaining condominium purchasers filed suit with the District Court for Clark County, Nevada, seeking an injunction against Deutsche Bank, Nevada Voteco LLC and the Company. The lawsuit alleges that the Company is converting condominium units into hotel rooms. These purchasers are seeking injunctive relief to prevent the Company from using their respective condominium units as hotel rooms, to prevent the Company from accessing their deposit funds which were placed in escrow and to compel the Company to disclose its plan for the condominium units.

On July 19, 2010, three of the remaining condominium purchasers filed a civil lawsuit with the Superior Court of California, County of Los Angeles, against Deutsche Bank and the Company alleging that their respective condominium units are being converted into hotel rooms. The lawsuit further alleges that Deutsche Bank and the Company have fraudulently retained deposits paid by the condominium purchasers in 2005. The lawsuit seeks an unspecified amount of damages, punitive damages and attorney fees.

For each of these claims, the Company believes that it has a strong legal defense, and intends to vigorously defend its position. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document includes various “forward-looking statements,” which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates” or “expects” used in this Quarterly Report on Form 10-Q are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business, our actual results may materially differ from expected results. Factors that might cause or contribute to these differences include the factors discussed in Item 1A, “Risk Factors,” in our Registration Statement on Form 10 which was initially filed with the SEC on April 9, 2010, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

As of June 30, 2010, we have not commenced any significant operations of The Cosmopolitan because we are in our construction and pre-opening stage. We expect that The Cosmopolitan will open and commence operations on December 15, 2010.

The following table presents Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expenses:
Pre-opening expenses	$12,466	$370	$18,178	$757
Depreciation and amortization	82	262	104	495

Total expenses	12,548	632	18,282	1,252

Loss before other (income) expense	12,548	632	18,282	1,252

Other (income) expense:
Abandoned assets	2,999	—	9,422	—
Net settlement and default income	(18,465)	—	(18,892)	—
Interest income	(145)	(159)	(443)	(457)
Interest expense	90	2	142	2

Total other (income) expense	(15,521)	(157)	(9,771)	(455)

Net (income) loss	$(2,973)	$475	$8,511	$797

We are prohibited from receiving any gaming-related revenues at The Cosmopolitan until we have obtained the necessary gaming approvals from the Nevada Gaming Authorities. Once we have satisfied all conditions to obtain all necessary gaming licenses, we anticipate that we will commence gaming operations at The Cosmopolitan. We cannot be assured that we will be able to obtain the licenses on a timely basis or at all. Additionally, we cannot be assured that construction of the Property will be completed on the current schedule which would delay commencement of our operations.

Abandoned assets

In the three months ended June 30, 2010, we recorded an additional expense of $3.0 million within our condensed consolidated statement of operations primarily relating to certain construction in progress related assets we deemed had no future value to the Company. The expense for abandoned assets for the six months ended June 30, 2010 was $9.4 million . These abandoned assets consisted primarily of fixtures and furnishings, including assets which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. These assets were identified following the finalization of certain interior designs in the three months ended June 30, 2010.

Pre-opening expenses

Substantially all of our expenditures are being capitalized to CIP, with the exception of non-construction related expenses which are expensed as pre-opening expenses. Pre-opening expenses, consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing expenses. We incurred pre-opening expenses of $12.5 million and $0.4 million for the three months ended June 30, 2010 and 2009, and $18.2 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase in the three and the six months pre-opening expenses is primarily due to our increased operational head count and branding campaigns. We expect pre-opening expenses to continue to increase as we build our operational workforce and increase our branding and marketing efforts in the period leading up to our opening on December 15, 2010.

Liquidity and Capital Resources

	Six months ended June 30, 2010	Six months ended June 30, 2009
Net cash used provided by operating activties	$23,333	$1,258
Net cash used by investing activities	(346,894)	(362,709)
Net cash provided by financing activities	337,677	363,848

The net cash provided by operating activities in the three and six months ended June 30, 2010 and 2009, represents net (income) /loss adjusted for certain operations related non-cash items and changes in assets and liabilities. These cash flows do not represent our anticipated normal operations but have been classified as cash flows from operating activities as that is the appropriate classification under US GAAP.

During the three and six months ended June 30, 2010 and 2009, investing cash flows consisted primarily of expenditures related to CIP and financing cash flows consisted primarily of borrowings on our construction loan payable to an affiliate.

Liquidity

As of June 30, 2010, we had $19.2 million in available cash and cash equivalents. We are in the process of completing construction of our integrated resort. Capital expenditures totaled $347 million during the six months ended June 30, 2010 and were primarily incurred for the ongoing construction of our integrated resort. The Company estimates capital expenditures will total at least $890 million during the remainder of the year ending

December 31, 2010. This is expected to be comprised of approximately $625 million relating to the completion of construction through opening of our integrated resort and approximately $265 million for furniture, fixtures and equipment to outfit the integrated resort before opening.

In addition, our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations such as a requirement to install additional surveillance or life safety equipment.

We intend to finance the costs to complete the Property with borrowings from Deutsche Bank and its affiliates pursuant to the credit facility, but we may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the US and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Island Branch (“DBCI”), a Branch of Deutsche Bank AG, $2.4 billion of which was outstanding as of June 30, 2010. On March 3, 2010, $1.6 billion of this facility was converted into a committed line of credit. The Company borrows on an unsecured basis from DBCI. DBCI has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. The current expiration of the credit facility is December 2015.

Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin. Prior to the opening of The Cosmopolitan, the LIBOR margin is 0 basis points (0.0%). The post opening LIBOR margin will be 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publically available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

Prior to opening of The Cosmopolitan, interest on the loan is added to the principal loan balance and therefore, no cash payments for interest have been made since inception. At the opening of The Cosmopolitan, the outstanding balance of the construction loan from DBCI, including all unpaid interest, will be converted into a five year term loan. Interest on the loan will be payable in arrears and will be due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan.

Proceeds from these facilities may be used to pay for (i) the costs of constructing and completing the Property, (ii) Property operating deficits and, (iii) payment of interest on the Loan to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt will become due and payable upon a change of control of the Company.

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to complete the construction through opening of our integrated resort, to finance pre-opening expenses and to meet post-opening operational costs. We expect our short-term liquidity requirements to be approximately $1.2 billion.

We expect to meet our short-term liquidity needs through borrowings from Deutsche Bank and its affiliates. We believe that this source of capital will be sufficient to meet our short-term liquidity requirements.

Long-Term Liquidity Requirements: We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to finance future construction and renovation projects and to finance ongoing operational costs.

We intend to satisfy our long-term liquidity requirements with our undrawn credit facility and operating cash flows generated by our integrated resort. We expect that the principal amount of our affiliate borrowings will be repaid upon ultimate sale and disposition of our Property.

The debt structure described above will require the Company to generate sufficient cash flow to pay the current interest due on the outstanding borrowings on a quarterly basis. Since interest rates will reset quarterly based on the value of three month LIBOR at the reset date, the Company will have a variable interest obligation that may cause volatility in our cash flows. The interest rate structure described above does not include a credit risk premium in the spread over the base rate. The lack of a risk premium in the interest rate reflects the fact that the Company remains wholly-owned by Deutsche Bank. This rate is not representative of third party rates that the Property would bear if funding were obtained from an unrelated third party. Upon a change of control event, we expect that the Company will be subject to pay a credit risk premium to Deutsche Bank and/or any subsequent third party lender that participates in such a financing. In addition, base interest rates are at historic lows and interest rates will likely increase over time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnities in favor of third parties.

Contractual Obligations and Commitments

We have construction loan obligations that we record as liabilities in our condensed consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of June 30, 2010 (in thousands):

	Total	Within 1 year	1 to 3 years	3 to 5 years	More than 5 years
Construction loan payable to affiliate (1)	$2,354,734	$—	$—	$—	$2,354,734
Estimated interest payments on construction loan payable to affiliate (2)	291,628	34,228	102,960	102,960	51,480
Operating lease obligations	1,749	1,147	238	238	126
Purchase obligations	74,219	74,219	—	—	—
Construction commitments	592,522	592,522	—	—	—

Total	$3,314,852	$702,116	$103,198	$103,198	$2,406,340

(1)	The construction commitments and purchase obligations noted within the table above will be funded by the credit facility, which was made available by DBCI to the Company on March 3, 2010.
(2)	Interest payments on construction loan payable to affiliate are estimated using the June 30, 2010 weighted–average interest rate for amounts disclosed in the “within 1 year” column. A LIBOR margin of 85 basis points was added to the June 30, 2010 weighted average interest for estimating the amounts disclosed within the columns headed ‘1 – 3’ years, ‘3 – 5’ years and ‘More than 5 years’. The estimates as of June 30, 2010 are based upon the projected principal balances over the life of the loan.

In addition, the Company is a defendant in various legal proceedings. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity. See “Legal Proceedings”.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with US GAAP require us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in note 2 to our consolidated financial statements included in our Registration Statement on Form 10 which was initially filed with the SEC on April 9, 2010, as amended. Of these accounting policies, we believe the following may involve a higher degree of judgments and estimates and complexity.

(a) Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid expenses, and accounts payable approximates fair value due to their short-term maturities. All of the Company’s debt is held by an affiliate and the interest rates reset to an internal borrowing rate determined by the affiliate. Given the related party nature of our debt, it is unlikely that we could obtain similar financing on the same terms with a third party in an arms length transaction.

(b) Land and Construction in Progress

Land and CIP includes land, land development costs, pre-construction costs, construction costs, interest incurred on financing, property taxes, insurance, and overhead costs related to development. Included in pre-construction costs are architectural fees and site, soil, and engineering costs. Included in land development costs are on-site construction costs and other direct and indirect expenditures. Interest and property taxes are capitalized to CIP beginning when development activities commence, and ending when the qualifying assets are ready for their intended use. Sales and marketing costs are expensed as incurred. Capitalized project costs are allocated to specific venues within the Property using specific identification where feasible. Costs that are not specifically attributable to a particular venue will be allocated using methodologies deemed appropriate to the cost and areas benefited at the completion of The Cosmopolitan. Land and CIP are accounted for at cost subject to periodic review for impairment.

(c) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results, economic conditions and capital requirements that could differ materially from actual results, which may require us to record impairments to the Property in future periods.

(d) Deferred Revenue

The Company records nonrefundable deposits received under condominium sale agreements as deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as revenue upon closing of the sale of the condominium, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium purchasers or arising due to purchaser default is recognized within other income in the Condensed Consolidated Statements of Operations.

(e) Newly Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 clarifies that SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. This standard was effective upon issuance but did not have a material impact on our financial statements.

In April 2010, the FASB issued authoritative guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability and charge a jackpot (or portion thereof) to revenue at the time the company has the obligation to pay the jackpot. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company will apply this guidance when it commences gaming operations which is currently expected to be on December 15, 2010.

No other new accounting pronouncements issued or effective during the first six months of 2010 have had or are expected to have a material impact on the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of June 30, 2010, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $23.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 12, Commitments, Contingencies and Litigation, and note 15, Subsequent Events, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our significant current legal proceedings.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A “Risk Factors” in our Registration Statement on Form 10 which was initially filed with the SEC on April 9, 2010, as amended, in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Registration Statement on Form 10, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other information

None

Item 6. Exhibits

Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC
Registrant

/S/ JOHN UNWIN
John Unwin
Chief Executive Officer

Date: August 16, 2010

/S/ JEFFREY S. BURGE
Jeffrey S. Burge
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 16, 2010