Form 10-Q
period 2010-09-30
Nevada Property 1 LLC
filed 2010-11-12
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of November 12, 2010 Nevada Voteco LLC owns all of the 100 Class A Voting Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Non-Voting Membership Interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I – Financial Information

Item 1 – Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash held with member	$12,385	$3,641
Cash held with third parties	8,198	1,477

Total cash and cash equivalents	20,583	5,118
Other assets	14,255	2,337

Total current assets	34,838	7,455
Land and construction in progress	2,748,551	2,093,970
Restricted cash	45,002	139,770
Prepaid commission	7,194	22,930
Other assets	28,871	29,963

Total assets	$2,864,456	$2,294,088

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$76,679	$48,217
Accounts payable - retention	81,089	59,868
Accrued liabilities	42,485	2,961

Total current liabilities	200,253	111,046
Interest payable to affiliate	1,965	1,059
Deferred revenue	45,409	139,406
Construction loan payable to affiliates	2,617,148	2,017,057
Other liabilities	5,242	—

Total liabilities	2,870,017	2,268,568

Commitments and contingencies (note 12)
Member’s equity (deficit)	(5,561)	25,520

Total liabilities and member’s equity	$2,864,456	$2,294,088

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expenses:
Pre-opening expenses	$23,449	$774	$41,627	$1,531
Depreciation and amortization	321	87	425	583

Total expenses	23,770	861	42,052	2,114

Loss before other (income) expense	23,770	861	42,052	2,114

Other (income) expense:
Abandoned assets	483	—	9,905	—
Net settlement and default income	(1,991)	(253)	(20,883)	(253)
Interest income	(18)	(151)	(461)	(609)
Interest expense	326	260	468	262

Total other income	(1,200)	(144)	(10,971)	(600)

Net loss	$22,570	$717	$31,081	$1,514

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net loss	$(31,081)	$(1,514)
Depreciation and amortization	425	583
Abandoned assets	9,905	—
Changes in operating assets and liabilities:
Restricted cash	94,768	1,494
Prepaid commission	15,736	(386)
Other assets	(13,157)	2,364
Accounts payable	2,431	309
Accrued liabilities	9,420	(253)
Interest payable to affiliate	906	(170)
Deferred revenue	(93,997)	(633)

Net cash (used in) provided by operating activities	(4,644)	1,794

Investing activities:
Construction in progress	(579,982)	(491,246)

Net cash used in investing activities	(579,982)	(491,246)

Financing activities:
Borrowings under construction loan payable to affiliate	600,091	493,085

Net cash provided by financing activities	600,091	493,085

Net increase in cash and cash equivalents	15,465	3,633
Cash and cash equivalents at beginning of period	5,118	1,987

Cash and cash equivalents at end of period	$20,583	$5,620

Supplemental disclosure of noncash investing activity:
Change in accrued additions to construction in progress	$(84,929)	$52,456

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

The Company’s wholly-owned subsidiaries are Nevada Restaurant Venture 1 LLC (“Nevada Restaurant”), which was formed on November 24, 2009 as a limited liability company in Delaware and Nevada Retail Venture 1 LLC (“Nevada Retail”), which was also formed on November 24, 2009 as a limited liability company in Delaware. Nevada Restaurant master leases the Property’s restaurants and the nightclub from the Company and has entered into management agreements with third party restaurant operators and a nightclub operator to manage and operate their respective establishments at the Property. Nevada Retail master leases the retail spaces at the Property from the Company and will operate certain of the retail spaces within the Property. In addition, Nevada Retail has and will be entering into lease agreements with third party retail operators to manage and operate their respective retail businesses at the Property. To date these subsidiaries have not had any significant operating activities.

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

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Registration Statement on Form 10 which was initially filed with the SEC on April 9, 2010, as amended.

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

(c) Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, accounts payable, accounts payable – retention, and other liabilities approximates fair value due to their short-term maturities. All of the Company’s debt is held by an affiliate and the Company borrows at interest rates that are significantly lower than interest rates observed in the market for similar companies. Due to the unique nature of this affiliate loan combined with the disruption in the credit markets over the past few years, it is not practicable to estimate the fair value of the Company’s loan.

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

Our considerations in evaluating the Project for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends and, overall economic conditions and indicators. Since The Cosmopolitan is not yet an operating entity, cash flow estimates for the Property were derived using market average data for the Las Vegas market. Based on these projections, management believes the cash flows from the project are sufficient for the Company to recover their investment in the Property and no impairment was indicated.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results in future periods. As of and for the three and nine months ended September 30, 2010 and the period from July 30, 2008 (inception) through December 31, 2009, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under US GAAP.

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

(h) Income Taxes

Under provisions of the Internal Revenue Code and applicable state laws, single member limited liability companies are not subject to income taxes, but shall be disregarded as an entity separate from the Member. Accordingly, no provision has been made for such taxes in the Company’s condensed consolidated financial statements, as any such taxes are the responsibility of the Member. The difference between the book and tax basis of the Company’s assets and liabilities as of September 30, 2010 is not material.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

No other new accounting pronouncements issued or effective during the first nine months of 2010 have had or are expected to have a material impact on the condensed consolidated financial statements.

3. Abandoned Assets

In the three months ended September 30, 2010, we recorded an additional expense of $0.5 million within our condensed consolidated statement of operations related to certain construction in progress assets deemed to have no future value to the Company. The expense for abandoned assets for the nine months ended September 30, 2010 was $9.9 million. These abandoned assets consisted primarily of fixtures and furnishings, including assets which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. These assets were identified following the finalization of certain interior designs in the nine months ended September 30, 2010.

4. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Prepaid expenses	$13,834	$1,693
Security deposits	421	644

Total	$14,255	$2,337

Prepaid expenses as of September 30, 2010 consist primarily of expenses relating to post opening operations, marketing and advertising and the planned December grand opening of the Property.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Land and Construction in Progress (“CIP”)

Land and CIP consist of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Land	$110,007	$109,394
Construction in progress	2,638,544	1,984,576

Total	$2,748,551	$2,093,970

CIP includes capitalized interest of $3.2 million and $2.4 million for the three months ended September 30, 2010 and 2009, and $6.7 million and $8.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined based on our actual historical expense experience and reporting patterns. The total reserve as of September 30, 2010 was $3.8 million and is classified as other liabilities in the accompanying Condensed Consolidated Balance Sheet.

Once The Cosmopolitan is completed and the policies are closed out, the loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of September 30, 2010 will be sufficient to pay all existing and expected future claims related to the Property.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below summarizes the activity in the loss payout account (in thousands):

Balance as of January 1, 2010	$28,724
Claims paid relating to:
Current year	(801)
Prior years	(819)
Interest earned	298

Balance as of March 31, 2010	$27,402
Claims paid relating to:
Current year	(88)
Prior years	(433)
Interest earned	145

Balance as of June 30, 2010	$27,026
Claims paid relating to:
Current year	(221)
Prior years	(430)
Interest earned	18

Balance as of September 30, 2010	$26,393

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

8. Restricted Cash

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The balance of $45.0 million as of September 30, 2010 is composed of $38.9 million in principal and $6.1 million in interest and the balance of $139.3 million as of December 31, 2009 was composed of $125.5 million in principal and $13.8 million in interest.

9. Construction Loan Payable to Affiliate

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Island Branch (“DBCI”), a Branch of Deutsche Bank AG. On March 3, 2010, $1.6 billion of this facility was converted into a committed line of credit. DBCI has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The total amount of the construction loan payable to affiliate at September 30, 2010 and December 31, 2009 was $2.6 billion and $2.0 billion, respectively. Additionally, at September 30, 2010 and December 31, 2009, the Company had accrued interest payable to affiliate of $2.0 million and $1.1 million with a weighted-average interest rate of approximately 0.49% and 0.28%, respectively.

10. Related Party Transactions

The Company is involved in significant financing and other transactions with certain of its affiliates and the member.

The following table sets forth amounts held with, receivable from and payable to affiliates and the member as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Cash held with Member	$12,385	$3,641
Subscribed capital receivable from Member	500	500
Construction loan payable to affiliate	2,617,148	2,017,057
Interest payable to affiliate	1,965	1,059

The presentation of cash and cash equivalents on the consolidated balance sheet as of December 31, 2009 has been revised to conform to the September 30, 2010 presentation of cash held with Member. The Member also provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $266,000 during the three months ended September 30, 2010 and $76,000 for the three months ended September 30, 2009 for these services. The Company was charged $1,034,000 and $128,000 in the nine months ended September 30, 2010 and September 30, 2009, respectively.

11. Lease Obligations

The Company leases office space, parking, and office equipment under various operating lease arrangements.

Future minimum lease payments under these non-cancellable operating leases are as follows at September 30, 2010 (in thousands):

2010	$988
2011	2,054
2012	2,054
2013	2,054
2014	2,054
2015	1,841
Thereafter	3,695

Total	$14,740

Rent payments under these leases totaled $1.2 million and $2.1 million for the three months ended September 30, 2010 and 2009, and $2.5 million and $4.8 million for the nine months ended September 30, 2010 and 2009, respectively. Lease payments made in support of sales and preopening activities were recognized as expenses. Payments attributable to the construction of the Property were capitalized in CIP.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company has engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operates under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of September 30, 2010 and December 31, 2009, remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $407 million and $650 million, respectively.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of September 30, 2010, amounts expected to be paid to WARB under executed contracts totaled $43.6 million.

As of September 30, 2010, the Company had various purchase obligations under open purchase orders and contracts totaling $124 million.

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

In December 2009, the Company finalized a class action settlement with 1,050 condominium purchasers in the West Tower of the Property, with said purchasers receiving 74.4% of their principal deposits, and the Company retaining 25.6% of same, plus all interest thereon resulting in a net gain of approximately $34.5 million which the Company recognized as net settlement income within the 2009 consolidated statement of operations. The remaining 270 purchasers in the West Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights. If all purchase contracts associated with these settlements had closed pursuant to their terms, total net sales proceeds would have been approximately $708.0 million. The cancellation of these contracts therefore, reduced expected net sales proceeds by $673.5 million.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

settlement, thus preserving their legal and contractual rights. If all purchase contracts associated with these settlements had closed pursuant to their terms, total net sales proceeds would have been approximately $345.2 million. The cancellation of these contracts therefore, reduced expected net sales proceeds by $327.2 million.

On July 14, 2010, some of the remaining condominium purchasers filed suit with the District Court, Clark County, Nevada, seeking an injunction against Deutsche Bank, Nevada Voteco LLC and the Company. The lawsuit alleges that the Company is converting their respective condominium units into hotel rooms. These condominium purchasers are seeking injunctive relief to prevent the Company from using their respective condominium units as hotel rooms, to prevent the Company from accessing their deposit funds which were placed in escrow and to compel the Company to make certain real estate disclosures.

On July 19, 2010, three of the remaining condominium purchasers filed a civil lawsuit with the Superior Court of California, County of Los Angeles, against Deutsche Bank and the Company alleging that their respective condominium units are being converted into hotel rooms. The lawsuit further alleges that Deutsche Bank and the Company have fraudulently retained deposits paid by the condominium purchasers in 2005. The lawsuit seeks and an unspecified amount of damages, punitive damages and attorney fees.

Since the time of the class action settlements described above, some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, have settled their claims with us in individual transactions on terms identical to the applicable class action settlement. As of September 30, 2010, there remain 246 condominium-hotel units under the original purchase contracts. The Company is taking the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, given the pending litigation surrounding the condominiums, as well as current market conditions, a number of the remaining purchasers have indicated that they are either unwilling or unable to close. The Company is therefore, unable to predict how many purchasers will ultimately perform to their contracts, and thus how many condo units will ultimately close. Some or all of the remaining units may be resolved by settlement, by a decision on the merits in the pending arbitration proceedings and/or by certain purchasers performing to their contracts and closing on their units.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

e. Other Matters

The Company is subject to various claims and litigation arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

13. Acquisition of Nevada Employer LLC

On April 1, 2010, the Company acquired Nevada Employer LLC (“Nevada Employer”), for nominal consideration of $10. Nevada Employer employs the development staff of the Company. This transaction was accounted for as a business combination involving entities under common control and therefore, Nevada Employer’s net assets were valued at their carrying value. Nevada Employer’s net assets at March 31, 2010 were $3,000 and its net earnings for the three months ended March 31, 2010 were $6,250. Nevada Employer’s earnings for the three months ended September 30, 2010 were $0.

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

15. Subsequent Events

On October 28 2010, the Company received an Order of Registration from the Nevada Gaming Commission (“the Gaming Commission”) formally approving the Company’s gaming license application. This license allows the Company to conduct non-restricted gaming operations at the Property subject to certain conditions imposed by the Gaming Commission. In connection with approval of such license from the Gaming Commission, 100% of the Class A membership interests in the Company were transferred by Nevada Mezz 1 LLC, a Delaware limited liability company (“Mezz”) to Nevada Voteco LLC, a Delaware limited liability company (“Voteco”). Accordingly, Voteco now has voting control over the Company through its ownership of all of the Class A membership interests and Mezz will continue to hold 100% of the Class B membership interests, which have all the economic interests in the Company and except as provided by law, do not have any right to vote.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

As of September 30, 2010, we have not commenced any significant operations of The Cosmopolitan because we are in our construction and pre-opening stage. We expect that The Cosmopolitan will open and commence operations on December 15, 2010.

The following table presents Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expenses:
Pre-opening expenses	$23,449	$774	$41,627	$1,531
Depreciation and amortization	321	87	425	583

Total expenses	23,770	861	42,052	2,114

Loss before other (income) expense	23,770	861	42,052	2,114

Other (income) expense:
Abandoned assets	483	—	9,905	—
Net settlement and default income	(1,991)	(253)	(20,883)	(253)
Interest income	(18)	(151)	(461)	(609)
Interest expense	326	260	468	262

Total other income	(1,200)	(144)	(10,971)	(600)

Net loss	$22,570	$717	$31,081	$1,514

We were prohibited from receiving any gaming-related revenues at The Cosmopolitan until we obtained the necessary gaming approvals from the Nevada Gaming Authorities. On October 28 2010, the Company received an Order of Registration from the Nevada Gaming Commission (“the Gaming Commission”) formally approving the Company’s gaming license application. This license allows the Company to commence non-restricted gaming operations at the Property subject to certain standard conditions imposed by the Gaming Commission. We anticipate that we will commence operations on December 15, 2010.

In connection with approval of our gaming license by the Gaming Commission, 100% of the Class A membership interests in the Company were transferred by Nevada Mezz 1 LLC, a Delaware limited liability company (“Mezz”) to Nevada Voteco LLC, a Delaware limited liability company (“Voteco”). Accordingly, Voteco now has voting control over the Company through its ownership of all of the Class A membership interests and Mezz will continue to hold 100% of the Class B membership interests, which have all the economic interests in the Company and except as provided by law, do not have any right to vote.

Abandoned assets

In the three months ended September 30, 2010, we recorded an additional expense of $0.5 million within our condensed consolidated statement of operations primarily relating to certain construction in progress related assets we deemed had no future value to the Company. The expense for abandoned assets for the nine months ended September 30, 2010 was $9.9 million. These abandoned assets consisted primarily of fixtures and furnishings, including assets which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. These assets were identified following the finalization of certain interior designs in the three and nine months ended September 30, 2010.

Pre-opening expenses

Substantially all of our expenditures are being capitalized to CIP, with the exception of non-construction related expenses which are expensed as pre-opening expenses. Pre-opening expenses, consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing expenses. We incurred pre-opening expenses of $23.4 million and to $0.8 million for the three months ended September 30, 2010 and 2009 and $41.6 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in the three and the nine months pre-opening expenses is primarily due to our increased operational head count and branding campaigns. We expect pre-opening expenses to continue to increase as we build our operational workforce and increase our advertising and marketing efforts in the period leading up to our opening on December 15, 2010.

Liquidity and Capital Resources

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net cash (used in) provided by operating activities	$(4,644)	$1,794
Net cash used in investing activities	(579,982)	(491,246)
Net cash provided by financing activities	600,091	493,085

The net cash (used in) provided by operating activities in the nine months ended September 30, 2010 and 2009, represents net loss adjusted for certain operations related non-cash items and changes in assets and liabilities. These cash flows do not represent our anticipated normal operations but have been classified as cash flows from operating activities as that is the appropriate classification under US GAAP.

During the nine months ended September 30, 2010 and 2009, investing cash flows consisted primarily of expenditures related to CIP and financing cash flows consisted primarily of borrowings on our construction loan payable to an affiliate.

Liquidity

As of September 30, 2010, we had $20.6 million in available cash and cash equivalents. We are in the process of completing construction of our integrated resort. Capital expenditures totaled $580 million during the nine months ended September 30, 2010 and were primarily incurred for the ongoing construction of our integrated resort. The Company estimates capital expenditures will total at least $416 million during the remainder of the year ending December 31, 2010. This is expected to be comprised of approximately $251 million primarily relating to the completion of construction through opening of our integrated resort and approximately $165 million for furniture, fixtures and equipment to outfit the integrated resort before opening.

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

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Island Branch (“DBCI”), a Branch of Deutsche Bank AG, $2.6 billion of which was outstanding as of September 30, 2010. On March 3, 2010, $1.6 billion of this facility was converted into a committed line of credit. The Company borrows on an unsecured basis from DBCI. DBCI has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. The current expiration of the credit facility is December 2015.

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

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to complete the construction through opening of our integrated resort, to finance pre-opening expenses and to meet post-opening operational costs. We expect our short-term liquidity requirements to be approximately $974 million.

We expect to meet our short-term liquidity needs through borrowings from Deutsche Bank and its affiliates and operating cash flows generated by our integrated resort. We believe that this source of capital will be sufficient to meet our short-term liquidity requirements.

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

Contractual Obligations and Commitments

The construction loan obligations in the following table, excluding the estimated future interest payments, are record as liabilities in our condensed consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of September 30, 2010 (in thousands):

	Total	Within 1 year	1 to 3 years	3 to 5 years	More than 5 years
Construction loan payable to affiliate (1)	$2,617,148	$—	$—	$—	$2,617,148
Estimated interest payments on construction loan payable to affiliate (2)	296,293	34,993	104,520	104,520	52,260
Operating lease obligations	14,740	2,528	4,108	4,023	4,081
Purchase obligations	123,582	123,582	—	—	—
Construction commitments (3)	479,282	479,282	—	—	—

Total	$3,531,045	$640,385	$108,628	$108,543	$2,673,489

(1)	The construction commitments and purchase obligations noted within the table above will be funded by the credit facility, which was made available by DBCI to the Company on March 3, 2010.
(2)	Interest payments on construction loan payable to affiliate are estimated using the September 30, 2010 weighted–average interest rate for amounts disclosed in the “within 1 year” column. A LIBOR margin of 85 basis points was added to the September 30, 2010 weighted average interest for estimating the amounts disclosed within the columns headed ‘1 – 3’ years, ‘3 – 5’ years and ‘More than 5 years’. The estimates as of September 30, 2010 are based upon the projected principal balances over the life of the loan.
(3)	Construction commitments include the maximum amount payable to Perini, our general contractor for the Property, of $407 million under a guaranteed maximum price contract.

In addition, the Company is a defendant in various legal proceedings. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity. See “Part II – Item . Legal Proceedings”.

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

No other new accounting pronouncements issued or effective during the first nine months of 2010 have had or are expected to have a material impact on the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of September 30, 2010, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $26.2 million.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See note 12, Commitments, Contingencies and Litigation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our significant current legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit

10.1	Letter agreement, dated September 8, 2010, between Deutsche Bank AG and Members of Nevada Voteco LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC
Registrant

/S/ JOHN UNWIN
John Unwin
Chief Executive Officer

Date:	November 12, 2010

/S/ JEFFREY S. BURGE
Jeffrey S. Burge
Chief Financial Officer

Date:	November 12, 2010