Form 10-K
period 2010-12-31
Nevada Property 1 LLC
filed 2011-03-30
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53938

NEVADA PROPERTY 1 LLC

(Exact name of registrant as specified in its charter)

Delaware	27-1695189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3708 Las Vegas Boulevard South, Las Vegas, Nevada	89109
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number—(702)-698-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Name of each exchange on which registered
Class A Membership Interests	NOT APPLICABLE

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 30, 2011, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0.

The Registrant’s Class A and Class B Membership Interests are not publicly traded. As of March 30, 2011 Nevada Voteco LLC owns all of the registered 100 Class A Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Membership Interests of the Registrant.

PART I

Item 1.	Business

Company overview

Nevada Property 1 LLC (the “Company”) owns and operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

Acquisition of The Cosmopolitan

The entity that previously owned the Property was Cosmo Senior Borrower LLC, a limited liability company organized in Delaware (“CSB”), which acquired the Property from its affiliate, 3700 Associates, LLC, a Delaware limited liability company (the “Previous Owner”), in December 2005. In April 2004, the Previous Owner purchased approximately 8.7 acres of land in Las Vegas, Nevada, in order to develop the Property and to eventually run the business at The Cosmopolitan. A subsidiary of Deutsche Bank AG made a mortgage loan to CSB on December 30, 2005 (the “Cosmopolitan Mortgage Loan”), encumbering the Property. The Cosmopolitan Mortgage Loan went into default on January 15, 2008 and remedies were exercised against CSB.

The Company was formed on July 30, 2008 for the purpose of holding the first lien mortgage loan on the Property and ultimately foreclosing on the Property. On August 29, 2008, the Company, which is an indirect wholly-owned subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”), acquired ownership of the Cosmopolitan Mortgage Loan. The Company then acquired the Property at a foreclosure sale for $1 billion on September 3, 2008, and is the current owner of the Property. In accordance with the operating agreement, the Company shall continue in perpetuity until dissolved upon the election of the Members or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act.

The Company filed a Registration Statement on Form 10 on April 9, 2010 which went effective under the Securities Exchange Act of 1934 (the “Exchange Act”) on June 8, 2010. The Company became a Registrant under the Exchange Act on June 8, 2010.

Corporate Structure

Prior to October 28, 2010, Nevada Mezz 1 LLC, a limited liability company organized in Delaware (“Nevada Mezz”), was the sole managing member of the Company. Nevada Mezz held 100% of the Company’s Class A Membership Interests (the “Class A Membership Interests”), which have all of the voting rights, and 100% of the Class B Membership Interests (the “Class B Membership Interests”), which have all the economic interests in the Company, but do not have any voting rights. Deutsche Bank, through its wholly-owned subsidiary, Nevada Parent 1 LLC, a limited liability company organized in Delaware (“Nevada Parent”), held all of the voting and economic interests in the Company through Nevada Parent’s ownership of 100% of the membership interests of Nevada Mezz.

On October 28 2010, the Company received an Order of Registration from the Nevada Gaming Commission (“the Gaming Commission”) formally approving the Company’s gaming license application. This license allows the Company to conduct non-restricted gaming operations at the Property. In connection with approval of such license from the Gaming Commission, and as a condition of licensure, 100% of the Class A Membership Interests in the Company were transferred by Nevada Mezz to Nevada Voteco LLC, a Delaware limited liability company (“Nevada Voteco” or “Voteco”). Accordingly, Nevada Voteco now has voting control over the Company through its ownership of all of the Class A Membership Interests and Nevada Mezz continues to hold 100% of the Class B Membership Interests, which have all the economic interests in the Company and except as provided by law, do not have any right to vote. Nevada Voteco and Nevada Mezz are collectively referred to as the “Members” within this Annual Report on Form 10-K.

The Company’s wholly-owned subsidiaries are Nevada Restaurant Venture 1 LLC (“Nevada Restaurant”), which was formed on November 24, 2009 as a limited liability company in Delaware and Nevada Retail Venture 1 LLC (“Nevada Retail”), which was also formed on November 24, 2009 as a limited liability company in Delaware. Nevada Restaurant master leases the Property’s restaurants and the nightclub from the Company and has entered into management agreements with third party restaurant operators and a nightclub operator to manage and operate their respective establishments at the Property. Nevada Retail master leases the retail spaces at the Property from the Company and operates certain of the retail spaces within the Property. In addition, Nevada Retail has also entered into lease agreements with third party retail operators to manage and operate their respective retail businesses at the Property.

On April 1, 2010, the Company acquired Nevada Employer LLC, a limited liability company formed in Delaware. Nevada Employer LLC had employed the Company’s development staff from the period from foreclosure to December 20, 2010. On December 20, 2010, the remaining development staff was transferred to the Company and Nevada Employer LLC was formally dissolved on December 31, 2010. (See note 16 to our consolidated financial statements for further details).

         The principal executive offices of The Cosmopolitan of Las Vegas are located at 3708 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and the telephone number is (702) 698-7000. The Cosmopolitan internet website is located at www.cosmopolitanlasvegas.com. The information on our website is not part of this Annual Report on Form 10-K.

The Cosmopolitan of Las Vegas

The Cosmopolitan comprises approximately 8.7 acres of land and is located on the Las Vegas Strip directly between Bellagio and MGM’s City Center. The Cosmopolitan is connected to City Center to the south via an elevated pedestrian bridge and to the east side of the Las Vegas Strip via a second pedestrian bridge, as well as ground floor public access between Bellagio to the north and The Cosmopolitan. The Cosmopolitan opened its doors to the public at 8pm Pacific Standard Time on December 15, 2010.

The Casino

The approximately 100,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,478 slot machines and 77 table games, with immediate guest access from each of the East and West Towers and accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has a separate area for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

Phase I of the Property opened on December 15, 2010. The 50-story East and 52-story West Towers currently comprise of 1,998 hotel and condominium-hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck. The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment system, wireless internet and a custom in-room bar. The condominium-hotel style rooms offer expansive terraces with dazzling views of the Strip. An additional 968 hotel and condominium-hotel style units located in the West Tower (“Phase II”) will be completed incrementally through August 2011 without disruption to the already existing operations. An approximately 65,000 square-foot, 1,800 seat showroom, an additional 19 condominium and/or hotel style units in the East Tower and a restaurant (the “Future Phases”) will be completed at a later date as management deems appropriate based on various factors, including market conditions.

Restaurant Collection

The Cosmopolitan offers a collection of distinctive restaurants, managed and operated by experienced world class culinary third-parties new to the Las Vegas market. Each of the restaurants in our collection individually represents a distinctive offering, and collectively produce what we believe to be the most compelling array of dining options available in the Las Vegas market, which has already itself become known as a dining destination.

Food and Beverage

In addition to our restaurant collection, The Cosmopolitan offers a number of casual dining options for our guests, including a premiere buffet, a burger bar, a poolside grill, a casual restaurant on the casino level, a pizzeria, and in-room dining options available twenty four hours a day, seven days a week. The Cosmopolitan also incorporates a number of bars, lounges, and destination venues which collectively feature a comprehensive cocktail and wine program, offering our guests a wide range of the finest in beverage options.

Retail

Our retail offering showcases approximately 2,200 square feet of prime space on the southeast, street level corner of the Property, directly adjacent to the Las Vegas Strip, and includes nine eclectic retail boutiques on the second level of the podium in approximately 60,000 square feet of contiguous space. A sizeable amount of foot traffic naturally flows through our second floor retail space, as this is the primary pathway for Las Vegas visitors to travel north and south between the City Center project and Bellagio. Our retail operators were selected to fit with our overall brand image and profile, and offer our guests a range of accessible, distinctive retail options.

Nightclub and Recreation Deck

The Cosmopolitan features an integrated entertainment venue of approximately 56,000 square feet including a cutting edge, world class nightclub operation called “Marquee Nightclub & Dayclub at The Cosmopolitan”. Marquee is approximately 31,000 square feet, and is located at the top of the podium between the two hotel towers. Marquee Nightclub encompasses all of the features of a major Las Vegas integrated resort nightclub, including an ultra lounge experience and a dayclub.

Spa/Salon/Fitness Centers

Our integrated resort offers a 50,000 square-foot spa & hammam facility, located at the base of the West Tower which is easily accessible from any room in The Cosmopolitan. Our spa & hammam is a key element in the overall offerings to our guests, and offers a level of quality, service, and experience that we believe competes with the best spa offerings in the Las Vegas market.

Separately, the Property also offers two fitness centers, one in the East Tower and the other in the West Tower, offering our guests twenty four hours a day, seven days a week access to high quality fitness and exercise equipment.

Convention and Banquet Facility

Our approximately 185,000 square-foot convention and banquet facility is located on the second, third and fourth levels of the podium. The space is designed for maximum flexibility, and can accommodate everything from small group meetings to large conferences in the 66,000 square feet of ballroom space. Directly beneath the hotel towers, the location of the ballroom space is unique to the Las Vegas market, allowing convention attendees immediate, direct access from the hotel towers to the meeting space. The space features full high speed Wi-Fi coverage, and has support capabilities to enable all modern meeting technology requirements.

Business strategy

We believe that The Cosmopolitan has created a unique destination resort directly on the Las Vegas Strip, in one of the most highly trafficked vacation and business travel destinations in the United States. Our Property offers distinctly designed physical structures, situated on one of the premiere, center-strip locations in Las Vegas, while also delivering a compelling guest experience created specifically for the needs of our target clientele.

Target Clientele

Our target clientele is what we term as the “curious class”; people, who self-identify as being interested in change, are well traveled and are receptive to different concepts. Our marketing strategy targets numerous segments of the Las Vegas, United States and international leisure and business traveler customer base, as we deploy a multi-channel distribution strategy to drive visitation from the most valuable segments of the group/convention, casino, and free independent traveler market segments. On August 25, 2010, as part of this strategy, we entered into a distribution agreement with the Autograph Collection, Marriott International, Inc.’s portfolio of upscale and luxury independent hotels and resorts. This agreement provides The Cosmopolitan access to one of the largest databases in the hospitality industry.

We believe our integrated resort, along with our staff who take care of our guests, are positioned to cater to our target clientele in a way not currently offered by our competitors in the Las Vegas market. The combination of a distinctive hotel and condominium-hotel style units featuring outdoor terraces in the majority of the rooms, multiple non-gaming amenities, and our prime location provide a compelling package and experience in the minds of our current and potential customers.

Property Location

Our integrated resort includes a range of amenities that are unique to the Las Vegas Strip. The hotel and condominium-hotel style units offer a broader range of amenities than many of our primary competitors, including condominium-hotel style units with full kitchenettes, cutting edge in-room technology and, for the majority of the units, spacious outdoor terraces. The terraces in particular are a new offering in the Las Vegas market, and given our premier location on the Las Vegas Strip, we believe that the outdoor terrace experience is an inimitably attractive offering for our guests. Views from the terraces look to the north over the Bellagio Fountains, one of the prime tourist attractions on the Las Vegas Strip, and to the south, over City Center, and the south Las Vegas Strip.

Significant Revenues from Non-Gaming Operations

We believe we will derive significant revenues from our non-gaming operations. Our hotel, convention and meeting space, pool decks, restaurant collection, retail, food and beverage, nightclub, spa/salon/fitness centers and other operations allow us to market the Property as a fully integrated resort. Our diversified revenue base should allow us to be less dependent on the casino as a source of revenue and profits.

Emphasis on Guest Service

One of the cornerstones of our business strategy is to provide our guests with a high level of personal service. Integral to the creation of our brand is a continuous process of embedding the brand values in all aspects of our service delivery, creating a pervasive spirit of personalized guest service throughout all areas of our business. Our management is committed to the implementation and execution of our brand service program, and will fully leverage the opportunity of creating a stand-alone brand experience to embed a dedicated, service focused culture throughout our Property.

Identity membership program

Our guest reward program is called “Identity”. We believe that we offer a program which is highly differentiated from the players club “discounting” card programs offered by many of our competitors. Our membership program is not for casino patrons only, but rather rewards members for the total amount they spend across all the venues and amenities offered at The Cosmopolitan.

Las Vegas Market

Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. Since 2007, however, the Las Vegas market has generally experienced a contraction in growth as the number of visitors and gaming revenues have fallen from prior periods. The Las Vegas market is beginning to show some signs of a recovery with visitor volumes reaching 37.3 million for 2010, an increase of approximately 2% over 2009 and gaming revenues in Clark County reaching approximately $8.9 billion, an increase of approximately 1% over 2009 according to statistics released by the Las Vegas Convention and Visitors Authority (the “LVCVA”). The following table sets forth certain statistical information for the Las Vegas market for the years 2005 through 2010, as reported by the LVCVA:

LAS VEGAS MARKET STATISTICS

	2010	2009	2008	2007	2006	2005
Visitor Volume (in thousands)	37,335	36,531	37,481	39,197	38,915	38,566
Clark County Gaming Revenues (in millions)	8,909	8,834	9,797	10,868	10,643	9,709
Hotel/Motel Rooms Inventory	148,935	148,941	140,529	132,947	132,605	133,186
Airport Passenger Traffic (in thousands)	39,757	40,469	44,075	47,728	46,193	44,267
Convention Attendance (in thousands)	4,473	4,492	5,900	6,209	6,308	6,166

The Las Vegas hotel, resort and casino industry is seasonal in nature. A variety of factors contribute to the seasonality of the Las Vegas market, including the timing of major Las Vegas conventions, major holidays such as New Year’s and Chinese New Year and major sporting events, particularly the Super Bowl and premier boxing events. These factors can drive additional business to the Las Vegas market. Visitor volumes typically are lower during off-peak times, such as mid-week or during traditional slower leisure periods between Thanksgiving and New Year’s.

Competition

The Cosmopolitan is located directly on the Las Vegas Strip and competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are numerous upscale luxury gaming properties located on or near the Las Vegas Strip, and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as Aria, Bellagio, Encore Las Vegas, Mandalay Bay, The Palazzo Las Vegas, The Venetian and Wynn Las Vegas, have themes and/or attractions which draw a significant number of visitors and directly compete with our operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group. Furthermore, additional hotel casinos containing a significant number of hotel rooms may open in Las Vegas within the coming years. There can be no assurance the Las Vegas market will be able to attract as many visitors as it has in prior periods or hotel casino resorts will continue to be popular, and a continued decline or leveling off of the growth or popularity of such facilities, would adversely affect our financial condition and results of operations.

To a lesser extent, we also face competition from hotels and hotel casinos that may be established in jurisdictions other than Las Vegas. Our integrated resort competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in a growing number of other jurisdictions in which gaming is now permitted. The Cosmopolitan also competes with state-sponsored lotteries, on-and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. See “Risk Factors—Risks Related to the Business of the Company—We face intense competition which could impact our operations and adversely affect our business and results of operations.”

Nevada Gaming Regulation and Licensing

Introduction

The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances. The Cosmopolitan is subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which we collectively refer to in this document as the “Nevada Gaming Authorities.”

Policy Concerns of Gaming Laws

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. Such public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•

maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in applicable laws, regulations and procedures could have significant negative effects on the Company’s gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements

The Company, as the owner and operator of Property, has been approved by the Nevada Gaming Authorities as a publicly traded corporation, referred to as a registered company, for the purposes of the Nevada Gaming Control Act. The approval also grants the Company a license to conduct non-restricted gaming operations at the Property and, if we so choose, to operate as a manufacturer and distributor of gaming devices. The gaming license requires the periodic payment of fees and taxes and is not transferable.

Company Registration Requirements

Voteco was found suitable by the Nevada Gaming Commission to be registered as a holding company and licensed as a member of the Company. The individual Voteco Members were found suitable by the Nevada Commission as the beneficial owners and controlling beneficial owners of the Company.

We are required to periodically submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, and/or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements

No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our officers, directors and key employees have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. All applications required as of the date of this report have been filed. However, the Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason, which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws

If the Nevada Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our applications, or registrations and gaming license, once obtained. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the gaming-related activities at the Property, and under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses we may obtain and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations.

Requirements for Voting Security Holders

Regardless of the number of shares or other interests held, any beneficial holder of the voting or non-voting securities of a registered company may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting or non-voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Commission. The Nevada Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, which beneficially owns more than 10%, but not more than 11%, of the registered company’s voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10% but not more than 25% of a registered company’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may own more than 25% but not more than 29% of the voting securities of a registered company and maintain the waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	such other activities that the Nevada Commission may determine to be consistent with such investment intent.

Consequences of Being Found Unsuitable

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Cosmopolitan will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to our Company;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•

fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Approval of Public Offerings

A registered company may not make a public offering of its securities without the prior approval of the Nevada Commission if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. As a public company, any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Board or the Nevada Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

The regulations of the Nevada Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act or regulations, such as our Company, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Nevada Board Chairman has ruled that it is not necessary to submit an application.

Approval of Changes in Control

As a registered company, we must obtain prior approval of the Nevada Commission with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.

Entities seeking to acquire control of a registered company must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Commission before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross gaming revenue received,

•	the number of gaming devices operated; or

•	the number of table games operated.

The tax on gross gaming revenue is generally 6.75%.

License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages at The Cosmopolitan are subject to licensing, control and regulation by the Clark County Board. In addition to approving the licensee, the Clark County Board has the authority to approve all persons owning or controlling the stock of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon the operations of The Cosmopolitan.

Intellectual property

We are the owner of our name used in our business, and in this connection we own a number of trademark applications and registrations for our name and related names, including THE COSMOPOLITAN OF LAS VEGAS, U.S. Ser. Nos. 77/909,504 and 77/909,506, and THE COSMOPOLITAN RESORT & CASINO, U.S. Reg. No. 3,337,479.

In December 2009, we entered into a co-existence agreement with Hearst Communications, Inc., which resulted in a settlement and dismissal of all trademark infringement claims that were the subject of an ongoing lawsuit between us and Hearst Communications, Inc. The co-existence agreement provides that we may utilize the “Cosmopolitan” name and marks within certain defined parameters. Specifically, the co-existence agreement provides that we should use (i) the word “the” preceding the word “Cosmopolitan” (e.g., “The Cosmopolitan”), or (ii) words identifying physical locations or attractions of our hotel-casino properties preceding or following the word “Cosmopolitan” (e.g., “Cosmopolitan Residences” or “Cosmopolitan Beach Club”), or (iii) “Las Vegas” preceding and/or following the word “Cosmopolitan” (e.g., “Cosmopolitan Las Vegas”, etc.). The co-existence agreement further provides that the use of the “Cosmopolitan” marks be limited to the operation, promotion, marketing, and advertising of hotel-casino properties and related products and services. The co-existence agreement also provides for certain limitations regarding the use of “Cosmopolitan” marks in connection with women’s fashion products and the use of the term “Cosmo.”

Segment descriptions

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

Seasonality

The Las Vegas hotel, resort and casino industry is seasonal in nature. A variety of factors contribute to the seasonality of the Las Vegas market, including the timing of major Las Vegas conventions, major holidays such as New Year’s and Chinese New Year and major sporting events, particularly the Super Bowl and premier boxing events. These factors can drive additional business to the Las Vegas market. Visitor volumes typically are lower during off-peak times, such as mid-week or during traditional slower leisure periods between Thanksgiving and New Year’s.

Customers

During the period from opening on December 15, 2010 to December 31, 2010, no customer accounted for 10% or more of the Company’s consolidated net revenues.

Employees

As of December 31, 2010, the Company had 4,186 employees.

None of our employees are currently members of unions; however, pursuant to the terms of an existing neutrality agreement, we would anticipate that certain of our employees may elect union representation. We may from time to time be approached by other unions to organize future employees and cannot assure that one or more unions will not approach our employees directly.

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to: continuing recessionary economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry; changes in the competitive environment in our industry; the seasonal nature of the hotel, resort and casino industry; the capital intensive nature of the Las Vegas hotel, resort and casino industry; costs associated with compliance with extensive regulatory requirements; diminishing value of our name, image and brand; the impact of any material litigation; the loss of key members of our senior management; and the other risks discussed in this Annual Report on Form 10-K in the section entitled “Item 1A—Risk Factors”. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Annual Report on Form 10-K should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

Agreements governing the operation of The Cosmopolitan

Amended and Restated Limited Liability Company Agreement

Our Amended and Restated Limited Liability Company Agreement governs our relationship with our members.

Classes of Membership Interests. We have two classes of membership interests: Class A Membership Interests and Class B Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by our members. Holders of Class B Membership Interests have all the economic interests in the Company and except as provided by law, do not have any right to vote. Prior to October 28, 2010, the Class A Membership Interests and Class B Membership Interests were held by Nevada Mezz. Effective October 28, 2010, the Class A Membership Interests were transferred by Nevada Mezz to Nevada Voteco and Nevada Mezz continues to hold the Class B Membership Interests. Accordingly, Nevada Voteco currently holds 100% of our Class A Membership Interests and Nevada Mezz owns 100% of our Class B Membership Interests.

Additional Capital Contributions. The Amended and Restated Limited Liability Company Agreement provides that no member will be required to make any contribution to the Company’s capital. The board of the Company (the “Board”) may determine from time to time that additional capital is necessary or appropriate to enable the Company to conduct its activities and may seek additional capital contributions from the holders of Class B Membership Interests on such terms as the Board may propose in its sole discretion.

Allocations and Distributions. The Amended and Restated Limited Liability Company Agreement provides that the Company’s net profits or net losses shall be determined on an annual basis in accordance with the manner determined by the Board. All profits and losses shall be allocated entirely to the holders of Class B Membership Interests. Subject to compliance with applicable law, the Amended and Restated Limited Liability Company Agreement provides that the Company shall make distributions of available cash net of reasonable reserves quarterly, or in the sole discretion of the Board, more frequently, to the extent available. Any such distributions and all distributions in liquidation of the Company shall be made entirely to the holders of Class B Membership Interests. Holders of Class A Membership Interests shall not be allocated any profits or losses or be entitled to receive any distributions of the Company.

Board. We are managed by our Board. Under the Amended and Restated Limited Liability Company Agreement, holders of a majority of the outstanding Class A Membership Interest shall have the sole power to designate and remove members of the Board (the “Members of the Board”). The Board shall have decision making authority in the management of the Company’s business. The current Members of the Board are Jeff Baer, Jeffrey Burge, Stuart Clarke, Thomas Fiato, Donna Milrod, Fabrizio Campelli and John Unwin.

Officers. The Board may appoint or remove officers of the Company from time to time. The officers serve at the pleasure of the Board. All appointments of officers shall be subject to the Nevada Act, and if any officer is found to be unsuitable pursuant the Nevada Act, such officer shall be automatically removed from such position.

Restrictions on Transfer. Under the Amended and Restated Limited Liability Company Agreement, members are prohibited from transferring any Membership Interests except in accordance with the Transfer Restriction Agreement.

Dissolution. We may be dissolved upon the decision of a majority of our Board and upon decree of judicial dissolution under the applicable law. In the event of dissolution, the cash proceeds from the liquidation will be distributed in accordance with the Amended and Restated Limited Liability Company Agreement.

Operating Agreement of Nevada Voteco LLC

The Operating Agreement of Nevada Voteco is an agreement by and among the Voteco Members. The current Voteco Members are Jeff Baer, Stuart Clarke, Thomas Fiato and Donna Milrod.

The Operating Agreement provides that, to the fullest extent permitted by law, no Voteco Member shall have any liability for obligations or liabilities of Nevada Voteco. Voteco Members may vote, approve a matter or take any action by vote of Voteco Members at a meeting, in person or by proxy, or without a meeting by written consent. The Operating Agreement provides that the business and affairs of Nevada Voteco shall be managed by the managers of Nevada Voteco (the “Voteco Managers”). The powers of Nevada Voteco shall be exercised by or under the authority of, and the business and affairs of Voteco shall be managed under the direction of, all of the Voteco Managers and all of the Voteco Managers may make all decisions and take all actions for and on behalf of Nevada Voteco. All such decisions and actions for and on behalf of Nevada Voteco must be approved by the Voteco Members holding a majority in interest. Any decisions or actions for or on behalf of Nevada Voteco that are effected without such approval shall be deemed null and void.

Subject to applicable gaming laws, in the event that any Voteco Member shall be unwilling or unable to serve as a Voteco Manager, he or she shall be succeeded by such person or persons as shall be elected by a majority interest. A Voteco Manager may be removed by a majority in interest only in the event that the Voteco Manager is no longer a Voteco Member or a withdrawal event has occurred with respect to such person as set forth in the Operating Agreement. No Voteco Member may transfer all or any part of such Voteco Member’s interest in Nevada Voteco without the prior written consent of the Voteco Managers and only in accordance with the terms of the Transfer Restriction Agreement. In the event of the death of any Voteco Member, the interests in Nevada Voteco held by such Voteco Member shall not transfer to the heirs or become part of the estate thereof, but shall immediately become subject to a 30-day option to purchase in favor of the Voteco Managers at a price equal to the price paid by such Voteco Member. Subject to applicable gaming laws, no assignee of all or any part of an interest of a Voteco Member in Nevada Voteco shall be admitted to Nevada Voteco as an additional member unless and until (a) the Voteco Managers shall have consented in writing to such admission (the granting or denial of which shall be in the Voteco Managers’ sole discretion), (b) the assignee has executed a counterpart of the Operating Agreement and such other instruments as the other Voteco Members may reasonably deem necessary or appropriate to confirm the undertaking of the assignee to be bound by all the terms and provisions of the Operating Agreement and (c) the assignee has paid any expenses incurred by Nevada Voteco in connection with such assignment. Notwithstanding anything to the contrary expressed or implied in the Operating Agreement, the transfer of any interest in the Company is ineffective unless approved in advance by the applicable gaming authorities.

Nevada Voteco shall indemnify any person made, or threatened to be made, a party to any action, suit or proceeding by reason of the fact that he, his testator or intestate, is or was a Voteco Manager, Voteco Member, organizer or officer of Nevada Voteco or of any other company which he or she served as such at the request of Nevada Voteco, against all reasonable expenses, including attorneys’ fees, actually or necessarily incurred by him in connection with the defense of such action, suit or proceeding, or in connection with any appeal therein, and including the cost of court approved settlements, to the fullest extent and in the manner set forth in and permitted by the Delaware Limited Liability Company Act and any other applicable law, as from time to time in effect.

For as long as Nevada Voteco remains subject to regulations under gaming laws, ownership of Nevada Voteco shall be held subject to the applicable provisions of the applicable gaming laws. Voteco Managers will have the power and authority to provide that all certificates issued to represent or evidence a Voteco Member’s interest shall bear legends, including, without limitation, any legends as the Voteco Managers deem appropriate to assure that Nevada Voteco complies with applicable gaming laws and does not become liable for violations of federal or state securities laws or other applicable law.

Transfer Restriction Agreement

The Transfer Restriction Agreement is an agreement by and among Jeff Baer, Stuart Clarke, Thomas Fiato and Donna Milrod, Nevada Voteco and Nevada Mezz, setting forth certain rights and restrictions relating to the membership interests of the Company. The Transfer Restriction Agreement provides that Nevada Voteco agrees not to transfer ownership of any equity interests in the Company, except that if Nevada Mezz proposes to transfer any of its non-voting interests in the Company to an approved purchaser, then Nevada Mezz shall have an option to purchase from Nevada Voteco a corresponding number of Class A Membership Interests in the Company. Each Voteco Member shall also agree not to transfer any of the Nevada Voteco equity interests owned by such Voteco Member except pursuant to the Voteco Operating Agreement or as approved by Nevada Mezz.

Letter Agreement

The Letter Agreement, by and among Deutsche Bank and the Voteco Members, provides that Deutsche Bank will not take any action to influence the Voteco Members in the exercise of their management or voting rights in respect of the gaming-related activities at The Cosmopolitan, and authorizes the Voteco Members to exercise such rights independently of Deutsche Bank.

Restaurant/Nightclub Management Agreements

We have entered into management agreements with each third party restaurant operator and a nightclub operator that manages and operates their respective establishments at The Cosmopolitan. Each of the management agreements contains customary terms and conditions governing the rights and obligations between the third party operators and the Company.

Retail Lease Agreements

Nevada Retail master leases the retail spaces at the Property from the Company and operates certain of the retail spaces within the Property. In addition, Nevada Retail has entered into lease agreements with third party retail operators to manage and operate their respective retail businesses at the Property. Each of the retail lease agreements contains customary terms and conditions governing the rights and obligations between the third party retail operator and the Company.

Item 1A.	Risk Factors

The Company’s consolidated results of operations, financial position and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. You should carefully consider all of these risks.

Risks Relating to the Businesses of the Company

The recent downturn in the U.S. economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy could negatively impact our financial performance.

The Las Vegas market is beginning to show some signs of a recovery with visitor volumes reaching 37.3 million for 2010, an increase of 2% over 2009 and Gaming revenues in Clark County reaching approximately $8.9 billion, an increase of 1% over 2009 according to statistics released by the Las Vegas Convention and Visitors Authority (the “LVCVA”). However, due to a number of factors affecting consumers, including the lingering effects of a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming, travel, and entertainment industries remains uncertain. These factors have and could continue to result in fewer customers visiting, or customers spending less, in Las Vegas, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed. Furthermore, during periods of economic contraction such as the current period, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

Our business depends on one key market and has a limited base of operations, and accordingly, we could be disproportionately harmed by an economic downturn in this market or a disaster that reduced the willingness or ability of our customers to travel to Las Vegas.

All of our revenues are currently generated from a single source, The Cosmopolitan. As a result, the profitability of our operations is linked to local economic conditions in Las Vegas, surrounding areas of Nevada and, indirectly, Southern California, where many of the hotel casino’s targeted customers reside. A continued decline in the local economies of Nevada or Southern California could negatively impact our business and the results of our operations. Examples of events which may impact our results of operations include increased unemployment in Nevada and California, rising fuel prices in California or a decline in air passenger traffic due to higher ticket prices, reduced flights by airline operators or fears associated with air travel. Furthermore, due to our single location, we are subject to greater risks than a more diversified hotel and casino resort operator, including natural and other disasters and changes in local and state governmental laws and regulations. The combination of the single location and the significant investment associated with the development of the Property may cause our operating results to fluctuate significantly and may adversely affect our business.

We face intense competition which could impact our operations and adversely affect our business and results of operations.

We compete mainly in the Las Vegas hotel, resort and casino industry. Specifically, our integrated resort competes with other high-quality Las Vegas resorts, especially those located on the Las Vegas Strip. Currently, various upscale, luxury and mid-priced gaming properties are located on or near the Las Vegas Strip. Upscale, luxury and mid-priced gaming properties are also located in the downtown Las Vegas area and additional gaming properties are located in other areas of Las Vegas. Many of the competing properties have themes and attractions which draw a significant number of visitors and will directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same demographic group which we plan to target.

Additional hotel casinos containing a significant number of rooms may open, renovate or expand in Las Vegas over the next several years, which could also significantly increase competition. We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall quality of service, types of amenities available to guests, price, location, entertainment attractions, theme and size. Our ability to generate and maintain the appropriate level of market awareness and penetration in relation to these property-specific factors could adversely affect our ability to compete effectively and could potentially impact our business and results of operations.

To a lesser extent, we also compete with resort, hotels and casinos in other parts of Nevada, Atlantic City, New Jersey and other gambling destinations located elsewhere in the United States. We will also compete with other types of gaming operations such as state-sponsored lotteries, on and off-track wagering, card parlors, riverboat gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. Continued legalization and proliferation of gaming activities could significantly and adversely affect our business and results of operations.

         Another area of competition is legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of compacts with no limits on the number of gaming machines (which had been limited under the prior compacts). The federal government has approved numerous compacts in

California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near The Cosmopolitan could have an adverse effect on the Company’s business and results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Philadelphia, Los Angeles, San Francisco and Boston. Additionally, the current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues, including those in Macau and Singapore, could also result in a decrease in the number of visitors to The Cosmopolitan by attracting international customers closer to home and away from Las Vegas, which could adversely affect our business and results of operations.

The Las Vegas hotel, resort and casino industry is capital intensive; financing construction and future capital improvements could reduce our cash flow and adversely affect our financial performance.

Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations such as a requirement to install additional surveillance or life safety equipment. Renovations and other capital improvements of hotel casinos require significant capital expenditures. In addition, renovations and capital improvements of hotel casinos usually generate little or no cash flow until the project’s completion. We may not be able to fund such projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Renovations and other capital improvements, including the current construction of additional amenities of the Property including 968 hotel and condominium-hotel style units located in the West Tower and the remaining retail and restaurant locations, may give rise to the following additional risks, among others:

•	construction cost overruns and delays;

•	temporary closures of all or a portion of the integrated resort to customers;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun or are completed;

•	disruption in service and room availability causing reduced demand, occupancy and rates;

•	disruption in gaming operations; and

•	possible environmental risks and problems.

As a result, the current construction of our Property and any other future capital improvement projects may increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

Our business model involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in our revenues.

The costs associated with owning and operating hotel casinos are significant, some of which may not be altered in a timely manner in response to changes in demand for services, and failure to adjust our expenses may adversely affect our business and results of operations. Property taxes and insurance costs are a significant part of our operating expenses. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by tax authorities. Our real estate taxes do not depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets.

Insurance premiums for the Las Vegas hotel, resort and casino industry have not changed significantly in recent years. However, an escalation in rates resulting from events beyond our control may increase insurance costs resulting in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of our integrated resort. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected.

In the future, our Property may be subject to increases in real estate and other tax rates, utility costs, certain operating expenses, and insurance costs, which could reduce our cash flow and adversely affect our financial performance. If our revenues decline and we are unable to reduce our expenses in a timely manner, our business and results of operations could be adversely affected.

Our success will depend on the value of our name, image and brand. If demand for, or the value of, our name, image or brand diminishes, our business and results of operations would be adversely affected.

Our success depends on our ability to shape and stimulate consumer demands by maintaining our name, image and brand. We may not be successful in this regard and we may not be able to anticipate and react to changing consumer tastes and demands in a timely manner.

Furthermore, a high media profile is an integral part of our ability to shape and stimulate demand for our integrated resort with our target customers. A key aspect of our marketing strategy is to focus on attracting media coverage. If we fail to attract that media coverage, we may need to substantially increase our advertising and marketing costs, which would adversely affect our business and results of operations. In addition, other types of marketing tools, such as traditional advertising and marketing, may not be successful in attracting our target customers.

Our business would be adversely affected if our public image or reputation were to be diminished. Our brand names and trademarks are integral to our marketing efforts. If the value of our name, image or brands were diminished, our business and operations would be adversely affected. In December 2009, we entered into a co-existence agreement with Hearst Communications, Inc., which resulted in a settlement and dismissal of all trademark infringement claims that were the subject of an ongoing lawsuit between us and Hearst Communications, Inc. The co-existence agreement provides that we may utilize the “Cosmopolitan” name and marks within certain defined parameters. We may also be subject to litigation if we use our brand name and trademarks in a way that results in a breach of such defined parameters pursuant to the terms of the co-existence agreement.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have substantial debt service obligations. As of December 31, 2010, our total debt was approximately $3.1 billion.

Our substantial debt may negatively affect our business and operations in several ways, including:

•

requiring us to use a substantial portion of our funds from operations to make required payments on debt, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in the business and the industry in which the Company operates;

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt;

•	limiting our ability to borrow more money for operations over and above the current committed credit facility;

•	limiting our ability to borrow more money for capital or to finance acquisitions in the future; and

•	requiring us to dispose of portions of the integrated resort in order to make required debt payments.

Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain additional debt financing. Sufficient financing may not be available or, if available, may not be available on terms acceptable to us. Additional borrowings for working capital purposes or needed renovations or capital improvements will increase our interest expense, and, therefore, may harm our business and results of operations.

If we increase our leverage, the resulting increase in debt service could adversely affect our ability to make payments on our indebtedness and harm our business and results of operations. Our primary source of liquidity is a $3.9 billion credit facility with Deutsche Bank AG Cayman Islands Branch, $3.1 billion of which was outstanding as of December 31, 2010. The preferential loan interest rates we currently benefit from under the credit facility is because we are an indirect wholly-owned subsidiary of Deutsche Bank. However, upon a change of control through the sale or other transfer of the Property, we will have to pay interest at market rates, which could have a material adverse effect on our business, financial condition, results of operations and ability to make payments on our indebtedness. Deutsche Bank may or may not participate in the financing of the Company after a change of control.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could harm our business and operations.

Our internally generated cash flow may be inadequate to repay our indebtedness prior to maturity; therefore, we may be required to repay debt from time to time through refinancing of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may harm our ability to repay our debt through refinancing. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell portions of our property on disadvantageous terms, which might result in losses to us. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which would harm our business and results of operations.

We may be exposed to unfavorable outcomes arising from ongoing litigation concerning the purchase and sale of condominium-hotel units at The Cosmopolitan, which may adversely affect our results of operations, financial condition and cash flows.

During the period of 2005 to 2007, the Previous Owner and CSB entered into binding purchase and sale contracts for the purchase and sale of 1,821 condominium-hotel units during the development and construction stage of the Property. These purchase contracts were acquired by the Company in connection with the acquisition of the Property at the foreclosure sale on September 3, 2008. Beginning in late 2008, certain purchasers, both individually and as part of several large-scale class actions, filed legal actions against us and certain of our affiliates to rescind the purchase contracts and receive a return of their earnest money deposits. The purchasers claimed, among other things, that the opening of The Cosmopolitan had been unreasonably delayed, which was alleged to be a breach by us of the purchase contracts.

Based upon macroeconomic conditions in the real estate market, and clear feedback from the vast majority of purchasers that they did not intend to perform under the terms of their purchase contracts, the Company engaged in settlement negotiations with purchasers’ class counsel in order to gain certainty regarding certain components of the Property.

In December 2009, we finalized a settlement in one of the class action lawsuits with 1,050 purchasers of condominium-hotel units in the West Tower of the Property. 267 West Tower purchasers elected to opt-out of, and not participate in the settlement, thus preserving their legal and contractual rights. In April 2010, the Company finalized a class action settlement with 427 condominium purchasers in the East Tower of the Property. 63 purchasers in the East Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights.

In July 2010, some of the remaining condominium purchasers filed suit with the District Court, Clark County, Nevada, seeking an injunction against Deutsche Bank, Nevada Voteco LLC and the Company. The lawsuit alleges that the Company is converting their respective condominium units into hotel rooms. These condominium purchasers are seeking injunctive relief to prevent the Company from using their respective condominium units as hotel rooms, to prevent the Company from accessing their deposit funds which were placed in escrow and to compel the Company to make certain real estate disclosures.

In July 2010, three of the remaining condominium purchasers filed a civil lawsuit with the Superior Court of California, County of Los Angeles, against Deutsche Bank and the Company alleging that their respective condominium units are being converted into hotel rooms. The lawsuit further alleges that Deutsche Bank and the Company have fraudulently retained deposits paid by the condominium purchasers in 2005. The lawsuit seeks an unspecified amount of damages, punitive damages and attorney fees.

Since the time of the class action settlements described above, some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, have settled their claims with us in individual transactions on terms identical to the applicable class action settlement. As of December 31, 2010, there remain 214 condominium-hotel units under the original purchase contracts. The Company is taking the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, given the pending litigation surrounding the condominiums, as well as current market conditions, a number of the remaining purchasers have indicated that they are either unwilling or unable to close. The Company is therefore, unable to predict how many purchasers will ultimately perform to their contracts, and thus how many condo units will ultimately close. Some or all of the remaining units may be resolved by settlement, by a decision on the merits in the pending arbitration proceedings and/or by certain purchasers performing to their contracts and closing on their units.

The threatened legal disputes over the purchase contracts have resulted in uncertainty with respect to the unit closings and the amount of income that can be expected from such closings. There is a possibility that the pending litigation and arbitrations could result in not only a refund of purchasers’ deposits, but also an award of damages and/or attorneys’ fees against us, the amounts of which are difficult to quantify. Moreover, there are other purchasers that have not yet filed complaints but have threatened to do so. Such threatened actions include claims to challenge the class settlement that was reached with the West Tower purchasers.

An unfavorable resolution of these actions may adversely affect our results of operations, financial condition and cash flows. We continue to prudently evaluate the timing and composition of the ultimate condominium regime, dependent in large part on the actions of remaining purchasers.

We depend on our key employees for the future success of our business and the loss of one or more of our key employees could have an adverse effect on our ability to manage our business and operate successfully and competitively.

         Our ability to manage our business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of our key employees. It could be difficult for us to find replacements for our key employees, as competition for such personnel is intense. The departure of key employees could have an adverse effect on our ability to manage our business and operate successfully and competitively.

Members of the Board and some of our key employees are required to file applications with the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny any application for any cause that they deem reasonable. In the event the Nevada Gaming Authorities were to find any person unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. We cannot assure you that any such person will be able to obtain or maintain any requisite license or finding of suitability by the Nevada Gaming Authorities.

We depend on various third party operators for providing key amenities of our integrated resort including, our retail and restaurant offerings. If these operators fail to or inadequately perform, or if we were to become liable to third parties for the actions of these operators, our cash flows and operating results could be adversely impacted.

A significant portion of our restaurant offerings and some of our retail outlets are operated by third parties through either long-term management agreements and/or leases. Our ability to operate successfully and competitively depends on the extent to which such operators can generate and maintain the appropriate level of market awareness and penetration. These operators face many of the same risks to their business operations as The Cosmopolitan, which could adversely impact our financial results. These operators may also be unable to provide their contractual services or make lease payments on a consistent basis due to various risk or economic factors, either in connection with their operations at The Cosmopolitan or other businesses at other locations that they may own and operate. The inability of these operators to operate profitably may adversely impact our business, cash flows and results of operations.

We extend credit to a large portion of our customers and we may not be able to collect gaming receivables from our credit players.

Our gaming activities are conducted on a cash and credit basis. In accordance with current industry practice, any such credit we extend is unsecured and typically table game players are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.

Gaming debts are evidenced by a credit instrument, including what is commonly referred to as a “marker”. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. The collectability of receivables from such customers could be negatively affected by future business or economic trends or by significant events in the geographical locations in which these customers reside. These receivables could have a significant impact on our results of operations if they are deemed to be uncollectible.

Any violation of the applicable Anti-Money Laundering Regulation could have a negative impact on us.

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by our property could have an adverse effect on our financial condition, results of operations or cash flows.

Risks Related to the Las Vegas Hotel Casino Industry

Seasonality and other related factors such as weather can be expected to cause quarterly fluctuations in revenue at our integrated resort.

The Las Vegas hotel, resort and casino industry is seasonal in nature. This seasonality can potentially cause quarterly fluctuations in revenues at our integrated resort. A variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events, and the level of market activity during major holidays, especially New Year’s and Chinese New Year. Major sporting events, particularly the Super Bowl and premier boxing events, can drive additional business during those specific periods. Our convention and meeting facilities are designed in part to allow us to maximize hotel occupancy and customer volumes during off-peak times, such as mid-week or during traditionally slower leisure travel periods. Our results may not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or key convention markets, can affect our results. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations.

         We are responsible for insuring our integrated resort and for obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, and deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our assets at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our integrated resort or to persons at our integrated resort. Claims by third parties, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in our integrated resort, as well as the anticipated future revenue from the Property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property. In the event of a significant loss, our deductible may be high and we may be required to pay for all such repairs, and as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Since September 11, 2001, it has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our property at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, hurricane, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If this were to occur, or if we were unable to obtain adequate insurance and our integrated resort experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our integrated resort.

We are heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.

Our gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities and we must maintain the licenses and pay gaming taxes to continue operations at The Cosmopolitan. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, members and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business and results of operations.

Our business is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add amenities to our Property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our Property. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

Environmental and other non-gaming governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations.

Our integrated resort is subject to various federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if the integrated resort was found to be located on contaminated property, to remediate the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in or working at a hotel may seek to recover damages for injuries suffered. Additionally, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals (such as swimming pool chemicals) to manage them carefully and to notify local officials that the chemicals are being used.

         We could be responsible for the types of costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could reduce the funds available for working capital or other corporate uses. Future laws or regulations may impose material environmental liabilities on us, or the current environmental condition of our integrated resort property may be affected by the condition of the properties in the vicinity of our integrated resort (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Our integrated resort is also subject to the Americans with Disabilities Act of 1990, or the ADA. Under the ADA, all public accommodations must meet various Federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the United States government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our integrated resort, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition and results of operations could be harmed. In addition, we are required to operate our integrated resort facilities in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our Property.

Our integrated resort may be faced with labor disputes or strikes which would adversely affect our business and results of operations.

We rely heavily on our employees to provide high-quality personal service at our integrated resort. We may become the target of labor unionization campaigns, and in that event, every effort will be made to preserve positive labor relationships throughout any such campaigns. Any such campaign that results in labor unrest or work stoppage, could adversely affect our ability to provide such high-quality personal service, which in turn could tarnish our reputation, damage our relationship with our employees and harm our results of operations.

None of our employees are currently members of unions; however, pursuant to the terms of an existing neutrality agreement we would anticipate that certain of our employees may elect union representation. The neutrality agreement has established procedures for the purpose of ensuring an orderly working environment and preventing a work stoppage that could disrupt our business in the event the union decides to conduct an organizing campaign. Also, other unions have targeted competitors within our industry and while we believe that our employee relations are and will be satisfactory, we can expect some organizing efforts. Significant union representation would require us to negotiate with many of our employees collectively and could adversely affect our financial performance by restricting our ability to maximize the efficiency of our operations.

Risks Related to Our Organization and Corporate Structure

We may experience conflicts of interest with entities which own the Company.

Prior to October 28, 2010, Nevada Mezz was the sole managing member of the Company. Nevada Mezz held 100% of the Company’s Class A Voting Membership Interests and 100% of the Class B Non-voting Membership Interests. Deutsche Bank, through its wholly-owned subsidiary, Nevada Parent, held all of the voting and economic interests in the Company through Nevada Parent’s ownership of 100% of the membership interests of Nevada Mezz.

On October 28 2010, the Company received an Order of Registration from the Gaming Commission formally approving the Company’s gaming license application. In connection with approval of such license from the Gaming Commission, 100% of the Class A Voting Membership Interests in the Company were transferred by Nevada Mezz to Nevada Voteco. Accordingly, Nevada Voteco now has voting control over the Company through its ownership of all of the Class A Membership Interests and Nevada Mezz continues to hold 100% of the Class B Membership Interests, which have all the economic interests in the Company and except as provided by law, do not have any right to vote. Furthermore, in connection with the approval of such license, the Voteco Members and Deutsche Bank entered into a letter agreement, which provides that Deutsche Bank will not take any action to influence the members of Nevada Voteco in the exercise of their management or voting rights in respect of the gaming-related activities at The Cosmopolitan, and authorizes them to exercise such rights independently of Deutsche Bank.

Deutsche Bank continues to hold all of the economic interests in the Company through its indirect ownership of our Class B Membership Interests and is also the Company’s principal creditor. Deutsche Bank and its other affiliates may from time to time acquire and hold economic interests in, or extend credit to, businesses that compete directly or indirectly with us. Furthermore, except as provided for in the letter agreement, Deutsche Bank can influence the actions of management of the Company. Certain of our officers and Members of the Board also serve as officers of Deutsche Bank and may have conflicts of interest because they may own equity interests in Deutsche Bank or they may receive cash or equity-based awards based on the performance of Deutsche Bank. Messrs. Baer, Clarke, Fiato, and Ms. Milrod are Members of the Board and Nevada Voteco and also serve as officers of Deutsche Bank or affiliates thereof. Mr. Campelli is a Member of the Board and also serves as an officer of Deutsche Bank or affiliates thereof.

Item 1B. Unresolved Staff Comments

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2.	Properties

The Cosmopolitan is located on approximately 8.7 acres of land that we own directly on the Las Vegas Strip and approximately 7 miles from the McCarran International Airport. We also lease other facilities in Las Vegas, which we use primarily for additional administrative office space, parking and warehousing purposes.

Item 3.	Legal Proceedings

During the period from 2005 to 2007, the Previous Owner and CSB entered into binding purchase and sale contracts (the “Purchase Contracts”) for the purchase and sale of 1,821 condominium-hotel units during the development and construction stage of the Property. These Purchase Contracts were acquired by the Company in connection with acquisition of the Property at the foreclosure sale on September 3, 2008. The total sales proceeds associated with the Purchase Contracts, if all of the Purchase Contracts were to close pursuant to their terms, would be approximately $1.4 billion. Upon or shortly after signing the Purchase Contracts, the purchasers deposited into escrow 20% of the applicable purchase price as a non-refundable earnest money deposit, which totaled approximately $307 million at December 31, 2008, including interest accrued thereon. Beginning in late 2008, certain purchasers, both individually and as part of several large-scale class actions, filed legal actions and arbitrations against the Company seeking to rescind the Purchase Contracts and receive a return of their earnest money deposits. The purchasers claimed, among other things, that the opening of The Cosmopolitan had been unreasonably delayed, which was alleged to be a breach by the Company of the Purchase Contracts. We have and continue to vigorously defend these claims.

The Company entered into settlement discussions with class counsel and various purchasers and their respective counsel in an effort to avoid costly and time-consuming litigation to gain a measure of certainty around completion and operation of The Cosmopolitan and address the stated desire of the majority of the purchasers to cancel their Purchase Contracts. On December 14, 2009, the District Court of Clark County, Nevada entered a final order approving a class settlement between the Company and a settlement class comprised of 1,050 purchasers in the West Tower of the Property, whereby such purchasers received a return of 74.4% of their earnest money deposit, less attorneys’ fees, with the Company retaining the remaining 25.6% of the earnest money deposits, plus 100% of the interest accrued thereon. Purchasers of 267 West Tower units elected to “opt out” of the class action settlement, and thus remain bound by their Purchase Contracts.

In April 2010, the Company finalized a class action settlement with 427 condominium purchasers in the East Tower of the Property, with said purchasers receiving 68.0% of their principal deposits, and the Company retaining 32.0% of same, plus all interest thereon resulting in a net gain of approximately $18.0 million which the Company recognized as net settlement income in the consolidated statement of operations. The remaining 63 purchasers in the East Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights

On July 14, 2010, some of the remaining condominium purchasers filed suit with the District Court, Clark County, Nevada, seeking an injunction against Deutsche Bank, Nevada Voteco and the Company. The lawsuit alleges that the Company is converting their respective condominium units into hotel rooms. These condominium purchasers are seeking injunctive relief to prevent the Company from using their respective condominium units as hotel rooms, to prevent the Company from accessing their deposit funds which were placed in escrow and to compel the Company to make certain real estate disclosures. On July 19, 2010, three of the remaining condominium purchasers filed a civil lawsuit with the Superior Court of California, County of Los Angeles, against Deutsche Bank and the Company alleging that their respective condominium units are being converted into hotel rooms. The lawsuit further alleges that Deutsche Bank and the Company have fraudulently retained deposits paid by the condominium purchasers in 2005. The lawsuit seeks and an unspecified amount of damages, punitive damages and attorney fees.

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

Since July 2010, the plaintiffs have requested two preliminary injunctions. In the first preliminary injunction, plaintiffs sought to prevent the Company from renting the condominium units the plaintiffs were under contract to purchase until the plaintiffs had the opportunity to close, and from seizing plaintiffs’ earnest money deposits. That preliminary injunction was granted. The second preliminary injunction sought to compel the Company to make certain real estate disclosures, permit more time for pre-closing inspections to allow for sound testing of the units; however, that preliminary injunction request was denied. Several condominium purchasers have also commenced confidential arbitrations alleging that the Company defaulted under the condominium unit purchase contracts and are seeking a refund of their deposits. In addition, one purchaser has commenced a confidential arbitration proceeding seeking an order compelling the Company to complete a penthouse unit. For each of these claims and those discussed above, the Company believes that it has a strong legal defense, and intends to vigorously defend its position. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

Since the time of the class action settlements described above, some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, have settled their claims with us in individual transactions on terms identical to the applicable class action settlement resulting in an additional $4.3 million in net settlement income in 2010. As of December 31, 2010, there remain 214 condominium-hotel units under the original purchase contracts. The Company is taking the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, given the pending litigation surrounding the condominiums, as well as current market conditions, a number of the remaining purchasers have indicated that they are either unwilling or unable to close. The Company is therefore, unable to predict how many purchasers will ultimately perform to their contracts, and thus how many condominium units will ultimately close. Some or all of the remaining units may be resolved by settlement, by a decision on the merits in the pending arbitration proceedings and/or by certain purchasers performing to their contracts and closing on their units.

The Company is also subject to various other claims and litigation arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the consolidated financial position, cash flows, or the results of operations of the Company.

Item 4.	Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

There currently is no established public trading market for our membership interests. As of December 31, 2010, none of our membership interests were subject to any outstanding options or warrants, and we had not issued any securities convertible into our membership interests. The agreements governing the Company’s operations also place significant limitations on the transfer of our membership interests. See “Item 1. Business – Agreements governing the operation of The Cosmopolitan.”

Holders

As of December 31, 2010, there was one holder of record of our Class A Membership Interests and one holder of record of our Class B Membership Interests.

Dividends

To date we have not paid any cash distributions on our membership interests. We currently intend to retain any available funds and future earnings for use in the operation and expansion of our business and debt repayment and do not anticipate paying any cash distributions in the foreseeable future.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(in thousands)

The following reflects selected historical financial data (amounts in thousands) that should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,		Period from July 30, 2008 to December 31, 2008
	2010	2009
Revenues:
Casino	$4,250	$—	$—
Rooms	4,214	—	—
Food and beverage	9,264	—	—
Convention, retail and other	526	—	—
Less — promotional allowances	(7,641)	—	—

Net revenues	10,613	—	—

Operating expenses:
Casino	22,216	—	—
Rooms	429	—	—
Food and beverage	5,431	—	—
Convention, retail and other	405	—	—
General and administrative	7,516	—	—
Corporate expense	643	—	—
Pre-opening expenses	116,522	4,709	4,628
Depreciation and amortization	8,406	586	409

	161,568	5,295	5,037

Operating loss	(150,955)	(5,295)	(5,037)

Other income (expense):
Net settlement and default income	22,300	34,508	1,588
Abandoned assets	(10,068)	—	—
Loss on disposal of assets	—	(864)	—
Interest income	368	614	344
Interest expense, net of amounts capitalized	(1,122)	(338)	—

Net (loss) income	$(139,477)	$28,625	$(3,105)

	Year Ended December 31,		Period Ended December 31, 2008
	2010	2009
Total cash and cash equivalents	$86,108	$5,118	$1,987
Total current assets	116,485	7,455	3,394
Land and construction in progress	165,099	2,093,970	1,496,872
Property and equipment, net	2,946,589	—	—
Total assets	3,336,721	2,294,088	1,887,871
Total current liabilities	77,382	1,888	—
Construction loan payable to affiliate	3,062,496	2,017,057	1,435,868
Total liabilities	3,450,178	2,268,568	1,890,976
Members’ (deficit) equity	$(113,457)	$25,520	$(3,105)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Business

Results of Operations

We commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage. Because we have not operated for a full year, we believe that our results of operations for the years ended December 31, 2010 and 2009 and the period ended December 31, 2008 are neither comparable nor indicative of future results.

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

We incurred a net loss for the year ended December 31, 2010 of $139.5 million, which represents a $168.1 million decrease from the net income of $28.6 million for the year ended December 31, 2009 and a $136.4 million increase from the net loss incurred for the period ended December 31, 2008. Pre-opening expenses were $116.5 million, which was a major contributor to the net loss incurred for the year ended December 31, 2010, and will not be incurred in future periods. However, we do expect that we will incur some pre-opening expenses relating to the completion of construction of Phase II of the Property which will be completed incrementally through August 2011. We may also incur some pre-opening expenses should management decide to construct the future phases of the Property at a later date as management deems appropriate. The pre-opening expenses to be incurred relating to Phase II and Future Phases are not expected to be as significant as those incurred prior to the Property’s opening on December 15, 2010.

Operating Measures

Certain gaming industry specific statistics are included in the discussion of our operational performance for the 17 days of operations from the Property’s opening on December 15, 2010 to December 31, 2010. These statistics are defined below:

•	“Average Daily Rate” (“ADR”) - calculated by dividing total room revenue by total rooms occupied.

•	“Revenue per Available Room” (“REVPAR”) - calculated by dividing total room revenue by total rooms available.

Year ended December 31, 2010 as compared to the year ended December 31, 2009

The 17 days of operations from the Property’s opening on December 15, 2010 to December 31, 2010 have no comparisons to either 2009 or the period from the Company’s inception on July 30, 2008 to December 31, 2008 as we were solely in our construction and pre-opening stage during those periods.

Revenues

The Company’s gaming revenues were $4.3 million for the 17 days of operations during the 2010 fiscal year. Non-gaming gross revenues over the same period were $14.0m.

The Company’s gross room revenues were approximately $4.2 million. Average daily rate (“ADR”) and occupancy for that period were $319 and 97.8%, respectively, generating revenues per available room (“REVPAR”) of $312. Other non-gaming revenues included gross food and beverage revenues of approximately $9.3 million and convention and retail revenues, including the spa and salon, of approximately $0.5 million.

Revenues for the 17 days of operations in 2010 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $7.6 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances.

Departmental, Administrative and Other Expenses

Operating expenses in 2010 include direct departmental expenses not present in the corresponding 2009 or earlier periods. During 2010, these departmental expenses included casino expenses of $22.2 million, rooms expenses of $0.4 million, food and beverage expenses of $5.4 million, and retail and other expenses of $0.4 million. Casino operating expenses include one-time expenses relating to the grand opening celebration and the estimated departmental cost of providing promotional allowances. General and administrative expenses totaled approximately $7.5 million.

Pre-opening expenses

Pre-opening expenses are expensed as incurred and consist primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing expenses. Pre-opening expenses increased by $111.8 million in 2010 over the prior year. The increase is primarily due to our increased operational head count and marketing campaigns in the lead up to the opening of the Property. At December 31, 2010, the Company employed 4,186 personnel as compared to 240 personnel as of December 31, 2009. Pre-opening expenses for 2010 also include marketing expenses of $42.0 million.

Depreciation and amortization

Depreciation and amortization expense increased by $7.8 million for 2010 as compared to 2009, as a result of the opening of the Property. During the construction of Property, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once the Property opened on December 15, 2010, these assets were deemed to have been placed into service and we began recognizing the associated depreciation expense.

Abandoned assets

We recorded an expense of $10.1 million in 2010 primarily relating to certain construction in progress (“CIP”) related assets that we deemed had no future value to the Company. These abandoned assets consisted primarily of fixtures and furnishings, including assets which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. These assets were identified following the finalization of certain interior designs in the period leading up to the opening of the Property on December 15, 2010.

Other income and expenses

Net settlement and default income decreased by $12.2 million as compared to the year ended December 31, 2009. The net settlement and default income of $34.5 million recorded within 2009 resulted from the settlement of a class action lawsuit with 1,050 condominium purchasers in the West Tower of the Property. Under the terms of that settlement, the purchasers received 74.4% of their principal deposits, and the Company retained 25.6% of the deposits plus all interest thereon. If all purchase contracts associated with these settlements had closed pursuant to their terms, total net sales proceeds would have been approximately $708.0 million. The cancellation of these contracts therefore, reduced expected net sales proceeds by $673.5 million.

         Included in the total net settlement and default income of $22.3 million recorded within 2010 is $18.0 million resulting from the settlement of a class action lawsuit with 427 condominium purchasers in the East Tower of the Property. Under the terms of that settlement, the purchasers received 68.0% of their principal deposits, and the Company retained 32.0% of the deposits plus all interest thereon. If all purchase contracts associated with these settlements had closed pursuant to their terms, total net sales proceeds would have been approximately $345.2 million.

The cancellation of these contracts therefore, reduced expected net sales proceeds by $327.2 million. The remaining $4.3 million of the total net settlement and default income of $22.3 million recorded within 2010 resulted from subsequent settlements with individual condominium purchasers in the East and West towers of the Property on terms which were identical to the respective class action settlements.

Year ended December 31, 2009 compared to the period ended December 31, 2008.

Expenses

As the Property was still in the construction phase and the majority of our expenditures were being capitalized as part of CIP, we believe that comparison of results of operations for the year ended December 31, 2009 to the period from July 30, 2008 to December 31, 2008 is not relevant or meaningful. We believe that the omission of such a comparison would not be material to the reader’s understanding of the Company’s results of operations. Furthermore, as the period ended December 31, 2008 represents less than a full year of activity; meaningful comparisons to the year ended December 31, 2009 are difficult.

The majority of the expenses included in our Consolidated Statements of Operations for the year ended December 31, 2009 and the period from July 30, 2008 to December 31, 2008 consist of sales-related salaries, taxes and benefits, legal and professional fees, and other pre-opening related expenses that were not directly related to the construction of the Property and thus were not eligible for capitalization under US generally accepted accounting principles (“US GAAP”).

Net settlement and default income

This was comprised of income from settlements reached with condominium purchasers or arose from condominium purchasers defaulting on their sale agreements. The $34.5 million net settlement income recorded in 2009 consisted primarily of the Company’s retention of a portion of the principal deposit and all interest thereon resulting from a class action settlement with 1,050 condominium purchasers in the West Tower of the Property.

The $1.6 million of income recorded in 2008 represented the Company’s retention of principal deposits and all interest thereon resulting from purchasers defaulting on their condominium sale agreements.

Non-US GAAP measure - adjusted EBITDA

Adjusted EBITDA is used by management as the primary measure of the operating performance of The Cosmopolitan. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, rent expenses and corporate expenses.

Management has presented adjusted EBITDA information as a supplemental disclosure to the reported GAAP measures because it believes that this measure is widely used to assess the operating performance in the gaming and hospitality industry. Certain items excluded from adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a more meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. As an example, Management has adjusted for pre-opening expenses from the calculation of adjusted EBITDA as it does not expect that pre-opening expenses of this magnitude will be incurred beyond 2010.

Adjusted EBITDA should not be construed as an alternative to operating income or net income, as an indicator of our performance; or as an alternative to cash flows from operating activities, as a measure of liquidity; or as any other measure determined in accordance with US GAAP. Also, other companies in the gaming and hospitality industries that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner.

The following table presents a reconciliation of adjusted EBITDA to net loss for the year (amounts in thousands):

Year ended December 31, 2010
Net loss	$(139,477)
Pre-opening expenses	116,522
Interest, net	754
Depreciation and amortization	8,406
Corporate expenses	643
Rent expenses (1)	—

Adjusted EBITDA	$(13,152)

(1)	Rent expenses for 2010 were charged to pre-opening expenses and Corporate expenses.

We have not presented adjusted EBITDA for the year ended December 31, 2009 or for the period from July 31, 2008 to December 31, 2008 as the Property was in its construction and pre-opening stage and no significant operations had commenced.

Liquidity

(Amounts in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009	Period Ended December 31, 2008
Net cash (used in) provided by operating activities	$(75,752)	$42,631	$(69,499)
Net cash used in investing activities	(889,197)	(620,689)	(311,534)
Net cash provided by financing activities	1,045,939	581,189	383,020

As of December 31, 2010, we had $86.1 million in available cash and cash equivalents. Capital expenditures totaled $889.2 million during the year ended December 31, 2010 and were primarily incurred for the construction of our integrated resort in the lead up to its opening on December 15. 2010. We estimate capital expenditures will total at least $95 million during the year ending December 31, 2011. This is expected to be comprised of approximately $85 million relating to the completion of construction of Phase II and approximately $10 million for other capital projects.

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

         We intend to finance the costs to complete Phase II of the Property with borrowings from Deutsche Bank and its affiliates pursuant to the credit facility, but we may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the US and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a Branch of Deutsche Bank AG, $3.1 billion of which was outstanding as of December 31, 2010. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. The Company borrows on an unsecured basis from DBCI. The current expiration of the credit facility is December 2015. Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin. Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). The post opening LIBOR margin is now 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publically available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance and therefore, no cash payments for interest have been made since the Company’s inception. At the opening of the Property, the outstanding balance of the credit facility from DBCI, including all unpaid interest, was converted into a five year term loan. Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan.

Under the terms of our credit agreements, proceeds from these credit facilities may be used to pay for (i) the costs of constructing and completing the Property, (ii) Property operating deficits and, (iii) payment of interest on the loan to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt will become due and payable upon a change of control of the Company.

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months and believe those requirements consist primarily of funds necessary to complete the construction of Phase II of the Property and to finance post-opening operational expenses. We expect our short-term liquidity requirements to be approximately $494 million.

We expect to meet our short-term liquidity needs through borrowings from DBCI under the existing credit facility and from operating cash flows generated by the Property. We believe that this source of capital will be sufficient to meet our short-term liquidity requirements.

Long-Term Liquidity Requirements: We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary to finance future renovation projects and to finance ongoing operational costs.

We intend to satisfy our long-term liquidity requirements through borrowings from DBCI under the existing credit facility and operating cash flows generated by the Property.

The debt structure described above will require the Company to generate sufficient cash flow to pay the current interest due on the outstanding borrowings on a quarterly basis. Since interest rates will reset quarterly based on the value of LIBOR at the reset date, the Company will have a variable interest obligation that may cause volatility in our cash flows. The interest rate structure described above does not include a credit risk premium in the spread over the base rate. The lack of a risk premium in the interest rate reflects the fact that the Company is a wholly-owned subsidiary of Deutsche Bank. This interest rate is not representative of third party interest rates that the Property would have to ordinarily bear if funding were obtained from an unrelated party. Upon a change of control event, we expect that the Company will be subject to pay a credit risk premium to any lender that provides financing. In addition, base interest rates are at historic low levels and interest rates will likely increase over time.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit for $20 million reserved for purposes of issuing standby letters of credit. The Company currently maintains three standby letters of credit totaling $6.5 million pursuant to the terms of the Company’s off-site administrative offices lease as well as the requirements of the Nevada Power Company in relation to the Property. There were no outstanding borrowings against this revolving line of credit as of December 31, 2010.

Contractual Obligations and Commitments

We have construction loan obligations that we record as liabilities in our Consolidated Financial Statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following tables summarize our contractual obligations and other commitments as of December 31, 2010 and December 31, 2009 (amounts in thousands):

	Total	Within 1 year	1 to 3 years	3 to 5 years	More than 5 years
Construction loan payable to affiliate (1)	$3,062,496	$—	$—	$3,062,496	—
Estimated interest payments on construction loan payable to affiliate (2)	236,345	43,187	95,658	97,500	—
Operating lease obligations	11,210	3,206	4,108	3,896	—
Purchase obligations	114,761	114,761	—	—	—
Construction commitments	173,811	173,811	—	—	—

Total	$3,598,623	$334,965	$99,766	$3,163,892	$—

(1)	The construction commitments and purchase obligations noted within the table above will be funded by the credit facility and from operating cash flows generated by the Property.
(2)	Interest payments on construction loan payable to affiliate are estimated using LIBOR plus 85 basis points as stipulated by our credit agreement. The estimates as of December 31, 2010 are based upon the projected principal balances over the life of the loan.

In addition, the Company is a defendant in various legal proceedings. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity. See “Part I – Item 3. Legal Proceedings”.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) require us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data. Of these accounting policies, we believe the following may involve a higher degree of judgments and estimates and complexity.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Although Management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

Accounts Receivable and Credit Risk

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded as and when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

Property and Equipment

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

Our considerations in evaluating the Project for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends and, overall economic conditions and indicators. Since The Cosmopolitan had only operated for 17 days in the year ended December 31, 2010, cash flow estimates for the Property have continued to be based on market average data for the Las Vegas market. Based on these projections, management believes the cash flows from the Property are sufficient for the Company to recover their investment in The Cosmopolitan and no impairment was indicated.

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results in future periods. As of December 31, 2010 and the period from July 30, 2008 (inception) through December 31, 2010, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under US GAAP.

Guest Reward Program

The Company has established a guest reward program called “Identity” to reward members for the total amount they spend across all the venues and amenities offered at The Cosmopolitan. Members can redeem these points for free play and other free goods and services. The Company accrues for points expected to be redeemed for free play as a reduction to gaming revenue and accrues for points expected to be redeemed for free goods and services as an expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other free goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available.

Recently Issued Accounting Standards

Refer to related disclosure within note 2 to our Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of December 31, 2010, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $30.6 million.

Item 8. Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm	28

Consolidated Balance Sheets as of December 31, 2010 and 2009	29

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and the period from July 30, 2008 (inception) to December 31, 2008.	30

Consolidated Statements of Members’ (Deficit) Equity for the years ended December 31, 2010 and 2009 and the period from July 30, 2008 (inception) to December 31, 2008.	31

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from July 30, 2008 (inception) to December 31, 2008.	32

Notes to Consolidated Financial Statements	33

Report of Independent Registered Public Accounting Firm

The Members

Nevada Property 1 LLC:

We have audited the accompanying consolidated balance sheets of Nevada Property 1 LLC and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, members’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2010 and the period from July 30, 2008 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Property 1 LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 and the period from July 30, 2008 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California

March 30, 2011

NEVADA PROPERTY 1 LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash held with Deutsche Bank	$22,856	$3,641
Cash held with third parties and in hand	63,252	1,477

Total cash and cash equivalents	86,108	5,118
Accounts receivable	8,666	—
Inventories	6,739	—
Other assets	14,972	2,337

Total current assets	116,485	7,455
Land and construction in progress	165,099	2,093,970
Property and equipment, net	2,946,589	—
Intangible asset, net	14,911	—
Restricted cash	38,567	139,770
Prepaid commission	6,163	22,930
Other assets	48,907	29,963

Total assets	$3,336,721	$2,294,088

LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$11,988	$762
Accrued and other liabilities	65,394	1,126

Total current liabilities	77,382	1,888
Accounts payable - construction	59,488	47,455
Accounts payable - retention	78,039	59,868
Accrued and other liabilities - construction	128,832	1,835
Interest payable to affiliate	1,512	1,059
Deferred revenue	38,567	139,406
Construction loan payable to affiliate	3,062,496	2,017,057
Other liabilities	3,862	—

Total liabilities	3,450,178	2,268,568

Commitments and contingencies (note 15)
Members’ (deficit) equity	(113,457)	25,520

Total liabilities and members’ (deficit) equity	$3,336,721	$2,294,088

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,		Period from July 30, 2008 (inception) to December 31, 2008
	2010	2009
Revenues:
Casino	$4,250	$—	$—
Rooms	4,214	—	—
Food and beverage	9,264	—	—
Convention, retail and other	526	—	—
Less — promotional allowances	(7,641)	—	—

Net revenues	10,613	—	—

Operating expenses:
Casino	22,216	—	—
Rooms	429	—	—
Food and beverage	5,431	—	—
Convention, retail and other	405	—	—
General and administrative	7,516	—	—
Corporate expense	643	—	—
Pre-opening expenses	116,522	4,709	4,628
Depreciation and amortization	8,406	586	409

	161,568	5,295	5,037

Operating loss	(150,955)	(5,295)	(5,037)

Other income (expense):
Net settlement and default income	22,300	34,508	1,588
Abandoned assets	(10,068)	—	—
Loss on disposal of assets	—	(864)	—
Interest income	368	614	344
Interest expense, net of amounts capitalized	(1,122)	(338)	—

Net (loss) income	$(139,477)	$28,625	$(3,105)

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ (DEFICIT) EQUITY

(In thousands)

Balance at July 30, 2008 (inception)	$—
Subscribed capital	500
Subscribed capital receivable from Member	(500)
Net loss	(3,105)

Balance at December 31, 2008	(3,105)
Subscribed capital	500
Subscribed capital receivable from Member	(500)
Net income	28,625

Balance at December 31, 2009	25,520
Capital contributed by Member	500
Net loss	(139,477)

Balance at December 31, 2010	$(113,457)

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,		Period from July 30, 2008 (inception) to December 31, 2008
	2010	2009
Cash Flows from operating activities:
Net (loss) income	$(139,477)	$28,625	$(3,105)
Depreciation and amortization	8,406	586	409
Abandoned assets	10,068	—	—
Loss on disposal of assets	—	864	—
Changes in operating assets and liabilities:
Accounts receivable	(8,666)	—	—
Inventories	(6,739)	—	—
Accounts payable	11,226	(12,337)	(55,770)
Other assets	(33,818)	1,718	(8,278)
Accrued and other Liabilities	65,664	69	(173)
Interest payable to affiliate	453	(899)	1,958
Restricted cash	101,203	170,137	(3,454)
Prepaid commission	16,767	20,707	(865)
Deferred revenue	(100,839)	(166,839)	(221)

Net cash (used in) provided by operating activities	(75,752)	42,631	(69,499)

Cash Flows from investing activities:
Construction in progress	(865,734)	(620,689)	(311,534)
Purchase of fixed assets	(8,463)	—	—
Purchase of intangible assets	(15,000)	—	—

Net cash used in investing activities	(889,197)	(620,689)	(311,534)

Cash Flows from financing activities:
Borrowings under construction loan payable to affiliate	1,045,439	581,189	383,020
Capital contributed by Member	500	—	—

Net cash provided by financing activities	1,045,939	581,189	383,020

Net increase in cash and cash equivalents	80,990	3,131	1,987
Cash and cash equivalents at beginning of period	5,118	1,987	—

Cash and cash equivalents at end of period	$86,108	$5,118	$1,987

Supplemental disclosure of noncash investing activity:
Change in accrued additions to construction in progress	$(161,906)	$23,591	$(16,595)

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and business of the Company

Company overview

Nevada Property 1 LLC (the “Company”) owns and operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

Acquisition of The Cosmopolitan

The entity that previously owned the Property was Cosmo Senior Borrower LLC, a limited liability company organized in Delaware (“CSB”), which acquired the Property from its affiliate, 3700 Associates, LLC, a Delaware limited liability company (the “Previous Owner”), in December 2005. In April 2004, the Previous Owner purchased approximately 8.7 acres of land in Las Vegas, Nevada, in order to develop the Property and to eventually run the business at The Cosmopolitan. A subsidiary of Deutsche Bank AG made a mortgage loan to CSB on December 30, 2005 (the “Cosmopolitan Mortgage Loan”), encumbering the Property. The Cosmopolitan Mortgage Loan went into default on January 15, 2008 and remedies were exercised against CSB.

The Company was formed on July 30, 2008 for the purpose of holding the first lien mortgage loan on the Property and ultimately foreclosing on the Property. On August 29, 2008, the Company, which is an indirect wholly-owned subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”), acquired ownership of the Cosmopolitan Mortgage Loan. The Company then acquired the Property at a foreclosure sale for $1 billion on September 3, 2008, and is the current owner of the Property. In accordance with the operating agreement, the Company shall continue in perpetuity until dissolved upon the election of the Members or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act.

The Company filed a Registration Statement on Form 10 on April 9, 2010 which went effective under the Securities Exchange Act of 1934 (the “Exchange Act”) on June 8, 2010. The Company became a Registrant under the Exchange Act on June 8, 2010.

Corporate Structure

Prior to October 28, 2010, Nevada Mezz 1 LLC, a limited liability company organized in Delaware (“Nevada Mezz”), was the sole managing member of the Company. Nevada Mezz held 100% of the Company’s Class A Membership Interests, which have voting rights (the “Class A Membership Interests”), and 100% of the Class B Membership Interests, which have all the economic interests in the Company, but do not have any voting rights (the “Class B Membership Interests”). Deutsche Bank, through its wholly-owned subsidiary, Nevada Parent 1 LLC, a limited liability company organized in Delaware (“Nevada Parent”), held all of the voting and economic interests in the Company through Nevada Parent’s ownership of 100% of the membership interests of Nevada Mezz.

On October 28, 2010, the Company received an Order of Registration from the Nevada Gaming Commission (“the Gaming Commission”) formally approving the Company’s gaming license application. This license allows the Company to conduct non-restricted gaming operations at the Property. In connection with approval of such license from the Gaming Commission, 100% of the Class A membership interests in the Company were transferred by Nevada Mezz to Nevada Voteco LLC, a Delaware limited liability company (“Nevada Voteco” or “Voteco”). Accordingly, Nevada Voteco now has voting control over the Company through its ownership of all of the Class A membership interests and Nevada Mezz will continue to hold 100% of the Class B membership interests, which have all the economic interests in the Company and except as provided by law, do not have any right to vote.

The Company’s wholly-owned subsidiaries are Nevada Restaurant Venture 1 LLC (“Nevada Restaurant”), which was formed on November 24, 2009 as a limited liability company in Delaware and Nevada Retail Venture 1 LLC (“Nevada Retail”), which was also formed on November 24, 2009 as a limited liability company in Delaware. Nevada Restaurant master leases the Property’s restaurants and the nightclub from the Company and has entered into management agreements with third party restaurant operators and a nightclub operator to manage and operate their respective establishments at the Property. Nevada Retail master leases the retail spaces at the Property from the Company and operates certain of the retail spaces within the Property. In addition, Nevada Retail has also entered into lease agreements with third party retail operators to manage and operate their respective retail businesses at the Property.

On April 1, 2010, the Company acquired Nevada Employer LLC, a limited liability company formed in Delaware. Nevada Employer LLC had employed the Company’s development staff from the period from foreclosure to December 20, 2010. On December 20, 2010, the remaining development staff was transferred to the Company and Nevada Employer LLC was formally dissolved on December 31, 2010. (See note 16 for further details).

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“US GAAP”). The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated upon consolidation.

As previously noted, the Company is an indirect wholly-owned subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”). In the normal course of business, the Company’s operations may include significant transactions conducted with Deutsche Bank or affiliated entities of Deutsche Bank.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Although Management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

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

Accounts Receivable and Credit Risk

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

Inventories

Inventories consist of retail merchandise, food and beverage items which are stated at the lower of cost and market value. Cost is determined by the weighted average identification method.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, and accounts payable approximates fair value due to their short-term maturities. All of the Company’s debt is held by an affiliate and accrues interest at three month LIBOR plus 85 basis points. LIBOR is determined two days in advance of the funding based on publically available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year. Given the related party nature of the Company’s debt, it is unlikely that the Company could obtain similar financing on the same terms with a third party in an arm’s length transaction.

Land and Construction in Progress (“CIP”)

Land and CIP includes land, land development costs, pre-construction costs, construction costs, interest incurred on financing, property taxes, insurance and overhead costs related to development. Included in pre-construction costs are architectural fees and site, soil, and engineering costs. Included in land development costs are on-site construction costs and other direct and indirect expenditures. Interest and property taxes are capitalized to CIP beginning when development activities commence, and ending when the qualifying assets are ready for their intended use. Sales and marketing costs are expensed as incurred. Capitalized project costs are

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

allocated to specific venues within the Property using specific identification where feasible. Costs that are not specifically attributable to a particular venue will be allocated using methodologies deemed appropriate to the cost and areas benefited at the completion of the Project. Land and CIP are accounted for at cost subject to periodic review for impairment.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 40 years
Land improvements	10 to 40 years
Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements placed in service at or near the beginning of the lease term are generally amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term.

The remaining estimated useful lives of assets are periodically reviewed and adjusted as necessary. Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operations.

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

Our considerations in evaluating the Project for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends and, overall economic conditions and indicators. Since The Cosmopolitan had only operated for 17 days in the year ended December 31, 2010, cash flow estimates for the Property have continued to be based on market average data for the Las Vegas market. Based on these projections, management believes the cash flows from the project are sufficient for the Company to recover its investment in the Property and no impairment was indicated as of December 31, 2010.

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results in future periods. As of December 31, 2010 and the period from July 30, 2008 (inception) through December 31, 2010, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under US GAAP.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use.

Intangibles

The Company’s finite-lived intangible asset consists of the cost of a property easement right which is amortized using the straight-line method over the life of the easement right.

Guest Reward Program

The Company has established a guest reward program called “Identity” to reward members for the total amount they spend across all the venues and amenities offered at The Cosmopolitan. Members can redeem these points for free play and other free goods and services. The Company accrues for points expected to be redeemed for free play as a reduction to gaming revenue and accrues for points expected to be redeemed for free goods and services as an expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other free goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Deferred Revenue

The Company records deposits received under condominium sale agreements as deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as revenue upon closing of the sale of the condominium, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income within the Consolidated Statement of Operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium purchasers or arising due to buyer default is recognized within other income within the Consolidated Statement of Operations (refer to note 15c for further discussion).

Revenue Recognition and Promotional Allowances

In general, the Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits and advance ticket sales are recorded as customer deposits until services are provided to the customer.

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenues; consequently, the Company’s casino revenues are reduced by discounts and points earned in guest reward programs.

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in operating revenues since commencement of our operations on December 15, 2010 as follows (amounts in thousands):

Year ended December 31, 2010
Rooms	$3,233
Food and beverage	4,205
Convention, retail and other	203

$7,641

The estimated departmental cost of providing such promotional allowances, which is included primarily in casino operating expenses, is as follows (amounts in thousands):

Year ended December 31, 2010
Rooms	$1,412
Food and beverage	4,354
Convention, retail and other	255

$6,021

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Gaming taxes

The Company is subject to taxes based on gross gaming revenue. These gaming taxes are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Operations. These taxes totaled approximately $0.3 million for the year ended December 31, 2010.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred during the construction and pre-opening periods are included in pre-opening expenses. Upon completion of a project the advertising costs are included in general and administrative expenses. Total advertising costs were $44.3 million, $0.1 million and $0, respectively, for the years ended December 31, 2010 and 2009 and the period from July 30, 2008 (inception) to December 31, 2008.

Pre-Opening Expenses

Pre-opening expenses, consisting primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing, are expensed as incurred.

Classification of Certain Short Term Obligations

The Company has classified short term obligations totaling $266.4 million and $109.2 million as of December 31, 2010 and 2009, respectively, as long term liabilities as they are financed by the Company’s long term construction loan payable to affiliate (see note 12) and therefore will not require the use of working capital. Certain immaterial amounts in the Company’s 2009 balance sheet have been reclassified from current to non-current liabilities to conform to the 2010 presentation.

Income Taxes

Under provisions of the Internal Revenue Code and applicable state laws, single member limited liability companies are not subject to income taxes, but are disregarded as an entity separate from the Member. Accordingly, no provision has been made for such taxes in the Company’s consolidated financial statements, as any such taxes are the responsibility of Deutsche Bank (see note 4 below for further details).

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

In April 2010, the FASB issued authoritative guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability and charge a jackpot (or portion thereof) to revenue at the time the company has the obligation to pay the jackpot. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted this guidance when it commenced gaming operations on December 15, 2010 and it did not have a material impact on our financial statements

No other new accounting pronouncements issued or effective during 2010 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3. Abandoned Assets

We recorded an expense of $10.1 million in 2010 primarily relating to certain CIP related assets that we deemed had no future value to the Company. These abandoned assets consisted primarily of fixtures and furnishings, including assets which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. These assets were identified following the finalization of certain interior designs in the period leading up to the opening of the property on December 15, 2010.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4. Income Taxes

As of January 1, 2011, Nevada Parent 1 LLC has elected to be treated as a C-Corporation from a single member limited liability company. As a result, the Company has included the following disclosure to reflect on a pro-forma basis the impact of this change on the Company’s tax provision for the year ended December 31, 2010. The Company’s consolidated loss before taxes is $139.5 million. The Company’s tax expense/benefit is zero due to a full valuation allowance provided on the Company’s net deferred tax assets. The primary tax affected components of the Company’s net deferred tax assets would be as follows (amounts in thousands):

Income tax expense (benefit):	2010
Federal:
Current
Deferred	$—

Total income tax expense (benefit)	$—

Rate reconciliation:
Statutory federal income tax rate %	(35)
% increase (decrease) in tax rate resulting from:
Change in valuation allowance %	35

Effective Tax Rate	0

Net deferred tax assets:
Deferred tax assets:
Net operating loss carryforwards	$13,491
Pre-opening expenses	40,556
Tax credit carryforward	123

54,171
Deferred tax liability:
Property & equipment	(5,375)

Net deferred tax asset before valuation allowance	48,796
Less - valuation allowance	(48,796)

Deferred tax asset, net	$—

The Company’s net operating loss carryforward for U.S. federal tax purposes was $ 38.5 million for the year ended December 31, 2010, which will begin to expire in 2030. There was a valuation allowance of $48.8 million as of December 31, 2010, provided on deferred tax assets, as the Company believes that these assets do not meet the “more likely than not” criteria for recognition. The difference between the book and tax basis of the Company’s assets and liabilities as of December 31, 2009 and 2008 was not material.

We will record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets will be assessed at each reporting period based on a more-than-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5. Other Current Assets

Other current assets consist of the following (amounts in thousands):

	December 31, 2010	December 31, 2009
Prepaid expenses	$14,621	$1,693
Security deposits	351	644

Total	$14,972	$2,337

Prepaid expenses as of December 31, 2010 consist primarily of expenses relating to insurance, marketing and advertising and property taxes. Prepaid expenses as of December 31, 2009 consist primarily of development expenses.

6. Prepaid Commission

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

7. Land and Construction in Progress (“CIP”)

Land and CIP consist of the following as of December 31, 2010 and 2009 (amounts in thousands):

	December 31, 2010	December 31, 2009
Land	$110,277	$109,394
Construction in progress	54,822	1,984,576

Total	$165,099	$2,093,970

Interest of $8.4 million, $10.2 million and $10.8 million was capitalized to CIP for the years ended December 31, 2010 and 2009 and the period from July 30, 2008 (inception) to December 31, 2008, respectively. CIP as of December 31, 2010 consists of construction costs incurred in relation to Phase II of the Property. CIP as of December 31, 2009 consists of construction costs incurred in relation to Phase I of the Property which opened on December 15, 2010.

8. Property and Equipment, net

Property and Equipment are stated at the lower of cost or fair value and consist of the following as of December 31, 2010 and 2009 (amounts in thousands):

	December 31, 2010	December 31, 2009
Buildings, building improvements and land improvements	2,587,171	1,053
Furniture, fixtures and equipment	369,714	1,547
Less: accumulated depreciation	(10,296)	(1,417)

	$2,946,589	$1,183

The net property and equipment of $1.2 million as of December 31, 2009 was included within land and construction in progress in prior years.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As part of the acquisition of the Property at the foreclosure sale on September 3, 2008, the Company also acquired binding contracts for the purchase and sale of 1,821 condominium-hotel units which were originally entered into by the previous owner of the Property. As discussed further in note 15 “Commitments, Contingencies and Litigation”, as of December 31, 2010, there remain 214 condominium-hotel units under those original purchase contracts. However, given the pending litigation surrounding the condominiums, as well as current market conditions, the Company is unable to predict how many purchasers will ultimately perform to their contracts, and thus how many of the 214 condo units will ultimately close. At December 31, 2010, 133 of these 214 units had been completed as part of Phase I which opened on December 15, 2010. Assuming that all 133 of the Purchasers perform to their contracts, approximately $49.9 million of property and equipment, net as of December 31, 2010, would be subject to future sale.

9. Intangible assets, net

Intangible assets consist of the following (amounts in thousands):

	December 31, 2010	December 31, 2009
Easement rights	15,000	—
Less: accumulated amortization	(89)	—

	$14,911	$—

Easement rights represent payments made for the right to access a parcel of land that is adjacent to the Property.

10. Owner Controlled Insurance Program

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

The Company is exposed on a first dollar loss basis in the event a claim is filed under either the workers compensation or general liability portions of the program. The Company retains the first $250,000 of the builders’ risk of loss, and $500,000 of each general liability, employer’s liability, and workers’ compensation claims. Claims that exceed the maximum loss amount of $500,000 per claim are covered by a traditional insurance program. The loss payout account receives interest at a rate based on the terms of the policy.

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined based on our actual historical expense experience and reporting patterns. The total reserve as of December 31, 2010 was $3.8 million and is classified as other liabilities in the accompanying Consolidated Balance Sheet.

The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of December 31, 2010 will be sufficient to pay all existing and expected future claims related to the Property.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The table below summarizes the activity in the loss payout account (in thousands):

Initial deposits made	$29,700
Claims paid relating to:
Current year	(805)
Prior years	(1,003)
Interest earned	1,870

Balance as of December 31, 2008	$29,762
Claims paid relating to:
Current year	(511)
Prior years	(1,139)
Interest earned	612

Balance as of December 31, 2009	$28,724
Claims paid relating to:
Current year	(624)
Prior years	(2,742)
Interest earned	353

Balance as of December 31, 2010	$25,711

The net balance of deposits in the loss payout account is classified as other non-current assets in the accompanying Consolidated Balance Sheets. At December 31, 2008, the Company was obligated to make additional contributions of $4.8 million to the loss payout account based on the original estimated insurance liability for the Property. The obligation for additional cash funding was waived during 2009 and replaced with an agreement to post a Letter of Credit in the same amount. The funding requirement was adjusted further in November 2009 from the original $4.8 million to $2.2 million. The $2.2 million is to be funded in the form of a Letter of Credit.

11. Restricted Cash

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The restricted cash balance of $38.6 million as of December 31, 2010 is composed of $34.5 million in principal and $4.1 million in earned interest. The balance of $139.3 million as of December 31, 2009 was composed of $125.5 million in principal and $13.8 million in earned interest (see note 15 (c)).

12. Construction Loan Payable to Affiliate

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a branch of Deutsche Bank AG. On March 3, 2010, $1.6 billion of this facility was converted into a committed line of credit. DBCI has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. The current expiration of the credit facility is December 2015. Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin.

Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). The post opening LIBOR margin is now 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance and therefore, no cash payments for interest have been made since the Company’s inception. At the opening of the Property, the outstanding balance of the credit facility from DBCI, including all unpaid interest, was converted into a five year term loan. Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan.

Under the terms of our credit agreements, proceeds from these credit facilities may be used to pay for (i) the costs of constructing and completing the Property, (ii) Property operating deficits and, (iii) payment of interest on the loan to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt will become due and payable upon a change of control of the Company.

The total amount of the construction loan payable to affiliate at December 31, 2010 and December 31, 2009 was $3.1 billion and $2.0 billion, respectively. Additionally, at December 31, 2010 and December 31, 2009, the Company had accrued interest payable to affiliate of $1.5 million and $1.1 million with a weighted-average interest rate of approximately 0.36% and 0.28%, respectively.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The estimated fair value of the Company’s long-term debt as of December 31, 2010, was approximately $2.2 billion, compared to its carrying value of $3.1 billion under US GAAP. The estimated fair value of the Company’s long-term debt was determined by pricing models based on the value of related cash flows discounted based on prices of public debt of companies within the gaming and hospitality industry adjusted for other factors such as non performance risk. As of December 2009, it was not practicable to estimate the fair value of this loan given the interest rates that were charged during the Property’s construction and pre-opening stage.

13. Related Party Transactions

The Company is involved in significant financing and other transactions with certain of its affiliates and Deutsche Bank.

The following table sets forth amounts held with, receivable from and payable to affiliates and Deustche Bank as of December 31, 2010 and December 31, 2009 (amounts in thousands):

	December 31, 2010	December 31, 2009
Cash held with Deutsche Bank	$22,856	$3,641
Subscribed capital receivable from Member	—	500
Construction loan payable to affiliate	3,062,496	2,017,057
Interest payable to affiliate	1,512	1,059

The presentation of cash and cash equivalents on the consolidated balance sheet as of December 31, 2009 has been revised to conform to the December 31, 2010 presentation of cash held with Deustche Bank. Deustche Bank also provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $1.2 million during the year ended December 31, 2010 and $0.3 million for the year ended December 31, 2009, and $0 for the period from July 30 (inception) to December 31, 2008 for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The amount paid during 2010 by the Company on behalf of Voteco amounted to $0.1 million.

14. Lease Obligations

The Company leases office space, parking and warehousing space under various operating lease arrangements.

Future minimum lease payments under these non-cancellable operating leases are as follows at December 30, 2010 (amounts in thousands):

2011	$3,206
2012	2,054
2013	2,054
2014	2,054
2015	1,842
Thereafter	3,695

Total	$14,905

Rent payments under these leases totaled $3.6 million and $5.4 million for the year ended December 31, 2010 and 2009. Lease payments made in support of sales and preopening activities were recognized as expenses. Payments attributable to the construction of the Property were capitalized in CIP.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

15. Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company has engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operates under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of December 31, 2010, the remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $162.6 million.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of December 31, 2010, amounts expected to be paid to WARB under executed contracts totaled $11.2 million.

As of December 31, 2010, the Company had various purchase obligations under open purchase orders and contracts totaling $114.8 million.

Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit for $20 million reserved for purposes of issuing standby letters of credit. The Company currently maintains three standby letters of credit totaling $6.5 million pursuant to the terms of the Company’s off-site administrative offices lease as well as the requirements of the Nevada Power Company in relation to the Property. There were no outstanding borrowings against this revolving line of credit as of December 31, 2010.

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

On July 14, 2010, some of the remaining condominium purchasers filed suit with the District Court, Clark County, Nevada, seeking an injunction against Deutsche Bank, Nevada Voteco and the Company. The lawsuit alleges that the Company is converting their respective condominium units into hotel rooms. These condominium purchasers are seeking injunctive relief to prevent the Company from using their respective condominium units as hotel rooms, to prevent the Company from accessing their deposit funds which were placed in escrow and to compel the Company to make certain real estate disclosures.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Since July 2010, the plaintiffs have requested two preliminary injunctions. In the first preliminary injunction, plaintiffs sought to prevent the Company from renting the condominium units the plaintiffs were under contract to purchase until the plaintiffs had the opportunity to close, and from seizing plaintiffs’ earnest money deposits. That preliminary injunction was granted. The second preliminary injunction sought to compel the Company to make certain real estate disclosures, permit more time for pre-closing inspections to allow for sound testing of the units; however, that preliminary injunction request was denied. Several condominium purchasers have also commenced confidential arbitrations alleging that the Company defaulted under the condominium unit purchase contracts and are seeking a refund of their deposits. In addition, one purchaser has commenced a confidential arbitration proceeding seeking an order compelling the Company to complete a penthouse unit. For each of these claims and those discussed above, the Company believes that it has a strong legal defense, and intends to vigorously defend its position. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

Since the time of the class action settlements described above, some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, have settled their claims with us in individual transactions on terms identical to the applicable class action settlement resulting in an additional $4.3 million in net settlement income in 2010. As of December 31, 2010, there remain 214 condominium-hotel units under the original purchase contracts. The Company is taking the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, given the pending litigation surrounding the condominiums, as well as current market conditions, a number of the remaining purchasers have indicated that they are either unwilling or unable to close. The Company is therefore, unable to predict how many purchasers will ultimately perform to their contracts, and thus how many condominium units will ultimately close. Some or all of the remaining units may be resolved by settlement, by a decision on the merits in the pending arbitration proceedings and/or by certain purchasers performing to their contracts and closing on their units.

d. Hearst Trademark Litigation

In December 2009, the Company entered into a co-existence agreement with Hearst Communications, Inc. (“Hearst”), which resulted in a settlement and dismissal of all trademark infringement claims that were the subject of an ongoing lawsuit between the Company and Hearst. The co-existence agreement provides that the Company may utilize the “Cosmopolitan” name and marks within certain defined parameters. Specifically, the co-existence agreement provides that the Company should use (i) the word “the” preceding the word “Cosmopolitan” (e.g. “The Cosmopolitan”), or (ii) words identifying physical locations or attractions of our hotel-casino properties preceding or following the word “Cosmopolitan” (e.g., “Cosmopolitan Residences” or “Cosmopolitan Beach Club”), or (iii) “Las Vegas” preceding and/or following the word “Cosmopolitan” (e.g., “Cosmopolitan Las Vegas”, etc.). The co-existence agreement further provides that the use of the “Cosmopolitan” marks be limited to the operation, promotion, marketing, and advertising of hotel-casino properties and related products and services. The co-existence agreement also provides for certain limitations regarding the use of “Cosmopolitan” marks in connection with women’s fashion products and the use of the term “Cosmo”.

e. Other Matters

The Company is also subject to various other claims and litigation arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the consolidated financial position, cash flows, or the results of operations of the Company.

16. Acquisition of Nevada Employer LLC

On April 1, 2010, the Company acquired Nevada Employer LLC (“Nevada Employer”), for nominal consideration of $10. This transaction was accounted for as a business combination involving entities under common control and therefore, Nevada Employer’s net assets were valued at their carrying value. Nevada Employer’s net assets at March 31, 2010 were $3,000 and its net earnings for the three months ended March 31, 2010 were $6,250. Nevada Employer’s earnings for the period from April 1, 2010 to December 30, 2010 were $0.

Nevada Employer had employed the Company’s development staff from the period from foreclosure to December 20, 2010. On December 20, 2010, the remaining development staff was transferred to the Company and Nevada Employer LLC was formally dissolved on December 31, 2010.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

17. Membership Interests

On April 2, 2010, the Company redeemed its original membership interests and issued new Class A and Class B Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by the members. Holders of Class B Membership Interests have all the economic interests in the Company and, except as provided by law, do not have any right to vote.

On October 28 2010, the Company received an Order of Registration from the Nevada Gaming Commission (“the Gaming Commission”) formally approving the Company’s gaming license application. This license allows the Company to conduct non-restricted gaming operations at the Property subject to certain conditions imposed by the Gaming Commission. In connection with approval of such license from the Gaming Commission, 100% of the Class A membership interests in the Company were transferred by Nevada Mezz 1 LLC, a Delaware limited liability company (“Nevada Mezz”) to Nevada Voteco LLC, a Delaware limited liability company (“Nevada Voteco” or “Voteco”). Accordingly, Nevada Voteco now has voting control over the Company through its ownership of all of the Class A membership interests and Nevada Mezz continues to hold 100% of the Class B membership interests, which have all the economic interests in the Company and except as provided by law, do not have any right to vote.

18. Subsequent Events

On March 4, 2011, a purported class action lawsuit was filed on behalf of condominium-hotel unit purchasers at The Cosmopolitan who accepted the class action settlements described in note 15 above. In the complaint, the plaintiffs have alleged that the Company failed to disclose to the settling buyers, among other things, its purported intentions to convert The Cosmopolitan to a hotel only project. The plaintiffs allege claims of fraud, unjust enrichment, and money had and received and request declaratory relief, a preliminary injunction, and a permanent injunction. The plaintiffs are seeking an order compelling the Company to return the balance of their deposits and preventing the Company from taking retaliatory action against one of the plaintiffs, who is a former employee of the Company. Management believes that it has a strong legal defense, and intends to vigorously defend its position. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

Subsequent to the year ended December 31, 2010, a total of 15 condominium purchasers closed on their respective units based on the terms of their original purchase contract. The total proceeds upon closing of these units were approximately $14.0 million, resulting in a gain of approximately $7.0 million which will be recorded within the financial statements for the three months ended March 31, 2011.

19. Selected Quarterly Financial Information

The following table presents selected quarterly financial information for the year ended December 31, 2010 and 2009 (Unaudited - amounts in thousands):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Total revenue	$—	$—	$—	$10,613	$10,613
Net settlement and default income	427	18,465	1,991	1,417	22,300
Pre-opening expenses	5,712	12,466	23,449	74,895	116,522
Operating (loss) income	(5,734)	(12,548)	(23,770)	(108,903)	(150,955)
Net (loss) income	(11,484)	2,973	(22,570)	(108,396)	(139,477)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$—	$—	$—	$—	$—
Net settlement and default income	—	—	253	34,255	34,508
Pre-opening expenses	388	370	774	3,177	4,709
Operating (loss) income	(621)	(632)	(861)	(4,045)	(6,159)
Net (loss) income	(322)	(475)	(717)	30,139	28,625

(1)	The Company commenced operations on December 15, 2010 and was in its construction and pre-opening stage prior to that date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2010 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as noted below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2010 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law in 2010, exempts the Company from the requirement to comply with the internal control attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002 as the Company is not an accelerated filer. Accordingly, the Company does not expect to present an attestation report from the Company’s independent registered public accounting firm in the foreseeable future.

Changes in Internal Control over Financial Reporting

The Company commenced operations with the opening of the Property on December 15, 2010. Although there were no material changes to any of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which existed as of December 31, 2009 and December 31, 2008, the business processes of our integrated resort are governed by a system of internal controls which were being established during our construction and pre-opening period, and placed into operation concurrent with the opening. These include internal controls over our revenue, cash and credit risk management, inventories and other components of our integrated resort operations.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Nevada Property 1 LLC & Corporate Governance

The following table sets forth the name, age and position of each of our Members of the Board and executive officers as of December 31, 2010:

Name	Age	Position
Jeff Baer	47	Member of the Board
Stuart Clarke	53	Member of the Board
Thomas Fiato	50	Chairman of the Board
Donna Milrod	43	Member of the Board
Fabrizio Campelli	37	Member of the Board
John Unwin	52	Member of the Board and Chief Executive Officer
Jeffrey Burge	41	Member of the Board and Chief Financial Officer
Sherry Harris	53	Chief Strategy Officer
Nathan Hong	50	Chief Development Officer
Anthony Pearl	40	General Counsel

Jeff Baer has served as a Member of the Board of the Company since 2009. Mr. Baer joined Deutsche Bank in 1999 and has held a variety of executive positions within Deutsche Bank including, Head of Global Logistics Services, Global Head of Sourcing & Corporate Real Estate, Global Co-Head of Investment Banking IT Infrastructure, Chief Information Officer of Deutsche Bank Americas and integration executive in connection with the Bankers Trust Corporation acquisition by Deutsche Bank. Mr. Baer chairs the Global Real Estate committee and also serves on the following committees of Deutsche Bank: Group Operating, IT & Operations and the Environmental Steering committee. Mr. Baer also serves on the Deutsche Bank Americas Community Reinvestment committee and the Leadership Council for the Corporate EcoForum. Prior to joining Deutsche Bank, Mr. Baer was a partner with Mitchell Madison Group where he worked as a strategic management consultant for seven years. Mr. Baer was also an off-floor commodities futures trader for several small investment firms after graduating from college. Mr. Baer received his BS in Computer Science and Economics from Duke University and an MBA in Finance and International Business from Columbia University.

Mr. Baer brings his many years of wide-ranging experience in the financial services industry to the Board. Mr. Baer’s experience in senior corporate management positions and in strategic management provides the Board with a variety of perspectives on corporate management and governance issues, which enables Mr. Baer to provide valuable insights regarding the Company’s business.

Stuart Clarke has served as a Member of the Board of the Company since 2010. Mr. Clarke has held his current position of Chief Operating Officer of Deutsche Bank Americas since June 2001. Mr. Clarke is a member on the Regional Executive and Business boards and chairs the Regional Risk board, Reputational Risk committee and the Regional Operating committee of Deutsche Bank Americas. Prior to his current position, Mr. Clarke was Regional Chief Operating Officer and Global Chief Administrative Officer for Deutsche Bank’s fixed income business. Prior to Deutsche Bank’s acquisition of Bankers Trust Corporation in 1999, Mr. Clarke was the Global Chief Operating Officer for its trading and sales business from 1996 to 1999. Before joining Bankers Trust Corporation, Mr. Clarke spent ten years in London working for Harlow Butler Garban, holding various positions including Chief Financial Officer, European Head of Operations and Technology and finally Chief Operating Officer.

Mr. Clarke brings his many years of wide-ranging experience in the financial services industry to the Board. Mr. Clarke’s experience in senior corporate management positions, including operations and financial accounting, provides the Board with a variety of perspectives on corporate management and governance issues, which enables Mr. Clarke to provide valuable insights regarding the Company’s business.

Thomas Fiato has served as Chairman of the Board of the Company since 2010. Mr. Fiato has held his current position as Head of Corporate Investments for Deutsche Bank since April of 2010. In this role, Mr. Fiato is responsible for the management of a portfolio of financial and operating assets held by Deutsche Bank which are generally not core to the Bank’s traditional banking businesses. Mr. Fiato joined Deutsche Bank in 2005 and prior to his current position, was Chief Operating Officer for Corporate Finance coverage in the Americas. Prior to joining Deutsche Bank, Mr. Fiato spent fifteen years at Goldman Sachs, where he served as the Operations/Administrative Officer for the Investment Banking Services department in the Americas and before that, as a banker in Goldman Sachs’ Municipal Finance department. Prior to working in investment banking, Mr. Fiato worked in finance for the United States Department of Agriculture in Washington, DC. Mr. Fiato received his MBA from Harvard Business School and his BS in Business from the University of Vermont. Mr. Fiato also spent four years as an officer in the US Army.

Mr. Fiato brings his many years of experience in corporate finance and in the financial services industry to the Board. Mr. Fiato’s expertise in business operations and corporate finance stemming from his more than 20 years of experience as a Chief Operating Officer at both Deutsche Bank and Goldman Sachs allows him to provide the Board with a variety of perspectives on corporate management and governance issues regarding the Company’s business.

Donna Milrod has served as a Member of the Board of the Company since 2009. Ms. Milrod is Managing Director and Deputy Chief Officer of Deutsche Bank Americas. Ms. Milrod is also Head of the Regional Oversight and Strategy Group, which is comprised of Corporate Governance, the Independent Control Office, Bank Regulatory Relations and the Americas Business and Client Strategy Group. Ms. Milrod joined Deutsche Bank in September 1999 when the firm acquired Bankers Trust Corporation, where she served in the Treasury Department. From 1999 to May 2002, Ms. Milrod served as the Assistant Treasurer of the Americas for Deutsche Bank Trust Company and in 2002 she was called upon to establish its Independent Control Office. Ms. Milrod received her MBA from Columbia University and her BA from Smith College.

Ms. Milrod brings her many years of wide-ranging experience in the financial services industry to the Board. Ms. Milrod’s experience in corporate management and corporate governance positions provides the Board with a variety of perspectives on corporate management and governance issues, which enables Ms. Milrod to provide valuable insights regarding the Company’s business.

Fabrizio Campelli has served as a Member of the Board of the Company since December 2010. Mr. Campelli is currently the Head of Group Strategy and Planning with Deutsche Bank and is responsible for corporate strategy, corporate mergers and acquisitions as well as the group’s portfolio of corporate investments. Mr. Campelli joined Deutsche Bank in 2004 and has held several positions including serving as the global Chief Operating Officer for Corporate Finance coverage within global banking. From 2006 to 2008, Mr. Campelli was the Chief Operating Officer supporting the Corporate Finance leadership team on the turnaround of Deutsche Bank’s global Financial Institutions Group franchise. Prior to joining Deutsche Bank, Mr. Campelli worked with McKinsey and Company in their London and Milan offices, focusing on strategic assignments with global Financial Institutions. Mr. Campelli also worked at Goldman Sachs in their London and New York offices focusing on Equities. Mr Campelli holds a Business Administration degree from Bocconi University and an MBA from MIT Sloan School of Management.

Mr. Campelli brings his many years of experience in the global financial services industry to the Board. Mr. Campelli’s experience in senior corporate management positions and in corporate strategy provides the Board with a variety of perspectives on corporate finance, management and strategic issues, which enables Mr. Campelli to provide valuable insights regarding the Company’s business.

John Unwin has served as Chief Executive Officer since October 2009 and as a Member of the Board of the Company since 2010. Mr. Unwin has nearly 30 years of experience in hospitality and five years of experience in the gaming industry. Prior to joining the Company, Mr. Unwin was with Harrah’s Entertainment Inc., Las Vegas, from 2004, where he began as Senior Vice President of Hotel Operations of Caesars Palace Las Vegas and advanced to the position of Senior Vice President and General Manager of Caesars Palace Las Vegas. During Mr. Unwin’s employment at Caesars Palace Las Vegas, he managed the hotel operations, food and beverage as well as casino operations. Mr. Unwin was also responsible for group and convention sales for Harrah’s Entertainment Inc.’s Las Vegas properties. From 1998 to 2004, Mr. Unwin was Chief Operating Officer of Ian Schrager Hotels (now the Morgans Hotel Group) in New York, where he managed all of its hotel portfolios in New York, Miami Beach, Los Angeles, San Francisco and London. In 1991, Mr. Unwin joined the Fairmont Hotels and Resorts and served as Hotel Manager and General Manager at different hotels throughout the United States.

Mr. Unwin brings to the Board his extensive experience in corporate management in the hospitality industry. Mr. Unwin’s nearly 30 years of extensive managerial and operational experience in the hospitality and hotel industry, and his 5 years of managerial experience in the Las Vegas gaming industry allows him to provide the Board with a variety of perspectives on corporate management in the hospitality and gaming industry, as well as valuable insights regarding the Company’s business.

Jeffrey Burge has served as Chief Financial Officer since September 2009 and as a Member of the Board of the Company since 2010. Prior to joining the Company, Mr. Burge was Vice President of Finance of Venetian Casino Resort, from 2007 to 2009. Mr. Burge’s responsibilities included direct responsibility for operational finance, financial planning and analysis, as well as assisting with operational relationships and financial management of joint venture activities. From 2003 to 2006, Mr. Burge was Vice President of Finance of Ameristar Casino St. Charles, Missouri, where he led finance, accounting and procurement while creating and implementing strategic, operational and capital plans. Mr. Burge held numerous positions from 1995 to 2003 with Harrah’s Entertainment, Inc. including, Vice President of Finance, Executive Assistant to the Chief Executive Officer and Chief Financial Officer and Director of the Consolidated Operations Analysis, Strategic Planning Group. Mr. Burge received his MBA from Vanderbilt University in 1995 and his BA from Columbia University in 1990.

Mr. Burge brings to the Board his extensive experience in corporate management in the integrated resort and gaming industry. Mr. Burge’s extensive managerial, financial and operational experience in the integrated resort and gaming industry allows him to provide the Board with a variety of perspectives on corporate management in the integrated resort and gaming industry, as well as valuable insights regarding the Company’s business.

Sherry Harris has served as Chief Strategy Officer since January 2010. Ms. Harris was President of SHP Consulting from 2006 to 2010 where she advised chief executive officers and senior executives on strategy, innovation, brand equity and maximizing the customer experience. Ms. Harris’ clients included established and startup brands in the restaurant, hospitality, retail and fashion industries. From 2002 to 2006, Ms. Harris served as Executive Vice President of Ian Schrager Hotels (now the Morgans Hotel Group), a market leader in luxury boutique hotels. Previous positions Ms. Harris has held include Senior Vice President of Human Resources for Montgomery Ward and Vice President of Clinique, during the time it was preparing for the initial public offering of Estée Lauder Companies. Ms. Harris’ early career was spent in the entertainment industry where she led human resources for MGM/United Artists and Paramount Pictures. Ms. Harris received her education at Drew University and the University of Copenhagen.

Nathan Hong has served as Chief Development Officer since September 2008. Mr. Hong was transitioned to the Company in such capacity from CSB, where he began working on the Property in April 2007. Prior to joining the Company, Mr. Hong was Regional Vice President of Avalon Bay Communities, a national real estate investment trust from 2000 to 2007. Mr. Hong’s responsibilities included the acquisition and development of major projects in the Northern California region including the development of mixed use residential and retail development. Prior to joining Avalon Bay, Mr. Hong was Senior Development Officer and Regional Manager of the Continuum Company, a real estate investment and development company based in New York City from 1995 to 2000. Mr. Hong managed the development and re-development of residential, retail, and hotel space including condominiums, apartment homes, hotels and time share units in New York and Florida. Mr. Hong received his MBA from The Wharton School at the University of Pennsylvania in 1986 and his BS in Civil Engineering from the University of California, Berkeley in 1981.

Anthony Pearl has served as General Counsel since November 2008. From 2003 to 2008, Mr. Pearl served as Vice President & Associate General Counsel for Harrah’s Entertainment, Inc., where he was responsible for legal affairs relating to transactional real estate matters, joint venture transactions, licensing agreements, as well as various asset management activities. From 1998 to 2003, Mr. Pearl was an attorney in the transactional practice group of Skadden, Arps, Slate, Meagher & Flom LLP in Los Angeles, where his concentration was a variety of acquisition, disposition, leasing and lending transactions. Mr. Pearl began his law career in 1996 with Gallagher & Kennedy in Phoenix, Arizona as part of the firm’s real estate department. Mr. Pearl received his JD from Harvard Law School and his BA from Rice University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, directors and persons who own more than 10% of our equity securities complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the year ended December 31, 2010.

Other Matters

Given the ownership structure of the Company, we have not adopted any procedures by which security holders may recommend nominees to our Board.

Audit Committee - The Company is not required to establish a formal Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. However, on November 17, 2010, the Company’s Board of Directors (the “Board”) established the Company’s Audit Committee in order to establish and foster high quality Corporate Governance principles for the Company. The Audit Committee operates under a written charter and its primary purpose is to assist the Board in monitoring the integrity of the Company’s financial statements, independent registered public accounting firm’s qualifications and independence, the performance of the audit function and independent registered public accounting firm and compliance with legal and regulatory requirements.

The current members of the Audit Committee are Thomas Fiato (Chairman), Stuart Clarke and Donna Milrod. The Board has determined that each of the members of the Audit Committee is “financially literate” and that Mr. Clarke qualifies as an audit committee financial expert. The Audit Committee did not hold any meetings during 2010.

On December 14, 2010, the Board notified KPMG LLP (“KPMG”) that upon completion of the 2010 audit engagement and the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010, KPMG will be dismissed as the Company’s independent registered public accounting firm. The decision to change accounting firms was recommended by the Audit Committee and approved by the Board. On December 14, 2010, the Board, based on the recommendation of the Audit Committee, also approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s new independent registered public accounting firm. The Audit Committee will review with PwC the plan, scope and results of the audit for the year ending December 31, 2011, as well as the fees for the services to be performed by PwC. The Audit Committee will also review the adequacy of the Company’s internal control systems, receive internal audit reports and subsequently report its findings to the full Board.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis section discusses the compensation policies and programs for the following named executive officers as shown in the compensation tables that follow: John Unwin, our Chief Executive Officer; Jeffrey Burge, our Chief Financial Officer; Nathan Hong, our Chief Development Officer; Anthony Pearl, our General Counsel; and Sherry Harris, our Chief Strategy Officer.

Executive Compensation Philosophy and Objectives

The objective of the compensation structure is to attract and retain valuable key employees with hospitality and gaming experience and talent needed to successfully execute the development and operations objectives as well as the critical brand strategy to compete with other luxury resorts on the Las Vegas Strip.

The executive compensation program for The Cosmopolitan is designed to provide base compensation that is competitive with other high-end luxury resorts in the market, annual incentives designed to reward a successful opening as well as operating the integrated resort in a manner that maximizes value, and retention bonuses to incentivize executives to remain with the integrated resort until such time as it is sold. Executives with the highest levels of responsibility and the greatest ability to influence operational results received retention bonuses to encourage them to continue to provide services to the resort until such sale is completed. The Cosmopolitan’s executive compensation program is designed to:

•	attract and retain key employees who provide expertise, talent and industry knowledge that are critical to the operational success and brand strategy needed to maximize the value of the resort; and

•	align the interest of the key employees with that of Deutsche Bank by offering such employees retention bonuses so they continue to provide key services to the Company during the retention period.

Setting of Executive Compensation

In setting the compensation of our named executive officers, decisions were made based upon the executives’ positions prior to employment by us as well as our knowledge of compensation practices for executives employed on the Las Vegas Strip. The amount and form of compensation paid to our named executive officers is a function of their prior positions within the industry and their anticipated roles and responsibilities within our organization. The compensation packages for Mr. Unwin and Mr. Burge were negotiated by Mr. Baer to attract each executive to The Cosmopolitan. Both executives were employed on the Las Vegas Strip with competitive compensation packages which had to be taken into consideration by Mr. Baer. The compensation for Mr. Nathan Hong was established using his 2008 base salary which was then transitioned to the Company from CSB. Mr. Pearl negotiated his annual compensation with Mr. Unwin, and his compensation was established in order to provide a competitive compensation package. Ms. Harris negotiated her annual compensation with Mr. Unwin, and her compensation was established in order to provide a competitive compensation package.

The Company’s compensation policies do not motivate imprudent risk taking. In this regard, the Company notes that:

•	the Company does not provide equity-based incentives;

•

the cash-based retention program for Mr. Unwin and Mr. Burge is designed to reward a successful sale or disposition of the Company in the timeframe desired by the Board, and in the absence of such sale or disposition, retain the key management talent necessary to run the resort;

•

The 2010 Discretionary Cash Compensation Plan which was approved by the Board on November 17, 2010, was designed to reward the executive officers as well as certain other officers and employees within the Company’s project development and operations departments for a successful opening of the Property and completion of the Project within budget; and

•	The Company does not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company value.

The Company’s compensation policies and practices were evaluated to ensure that they do not encourage risk taking beyond the level of risk associated with the Company’s business model. For this purpose, the Company considered the growth and return performance, and the time horizon of the Company’s overall investment; and compared them to the performance metrics and time horizon of the Company’s compensation policies and practices. Based on this assessment, the Company concluded that it has a balanced pay and performance program that does not promote excessive risk taking.

Elements of Executive Compensation

Base Salary. The Company has entered into employment agreements with each of Messrs. Unwin, Burge and Pearl. The annual base salaries for Mr. Unwin and Mr. Burge have been set at $800,000 and $400,000, respectively. During the term of their respective employment agreements, their annual base salaries may be increased by an amount determined by the Company in our sole and absolute discretion, but may not be decreased without the executives’ written consent. The employment agreement for Mr. Pearl provides for an annual base salary of $400,000, which will be paid in accordance with the normal payroll practices of the Company. Mr. Hong’s annual base salary has been set at $750,000, which will be paid in accordance with normal payroll practices of the Company. Ms. Harris’s annual base salary has been set at $400,000, which will be paid in accordance with normal payroll practices of the Company.

Differences in the base salary earned by each of our named executive officers are a function of the different positions held by these officers and, in the case of Messrs. Unwin, Burge and Pearl and Ms. Harris, are generally consistent with the salaries paid in respect of similar positions in the industry and Las Vegas market. Mr. Hong was initially employed by the previous owner of the Property and the terms and conditions of his employment were assumed by the Company. The Company believes that Mr. Hong’s compensation, including his base salary, was appropriate considering Mr. Hong’s experience and detailed knowledge of the Property during his involvement in the development of the project.

Annual Incentive Compensation. Each of Mr. Unwin, Mr. Burge and Ms. Harris is entitled to a minimum annual bonus of $200,000, however; the actual amount of such bonus may be increased by the Company, in its sole and absolute discretion. The respective annual bonus for both Messrs. Unwin and Burge will be paid between January 1 and March 15 following the calendar year in which they were earned. Mr. Pearl is eligible to receive an annual, merit-based discretionary bonus consistent with Company policy. Messrs. Unwin, Burge and Pearl and Ms. Harris were paid discretionary bonuses under the 2010 discretionary cash compensation plan of $1,000,000, $300,000, $200,000 and $240,000 respectively. These amounts were paid based upon management’s evaluation against certain performance metrics as described in the plan and approved by the Board. See “Compensation Actions in 2010” below in this Item 11 for further details.

Retention Incentive Compensation. Each of Mr. Unwin and Mr. Burge is entitled to earn a retention bonus based on continued employment through the date on which a sale of The Cosmopolitan is consummated. If, during the term of their respective employment agreements, The Cosmopolitan is sold to an unrelated third party and their employment has not terminated as of the completion of such sale, Mr. Unwin and Mr. Burge shall be paid a retention bonus of $4,500,000 and $1,000,000, respectively, within 60 days following the completion of the sale. The amount of the retention bonus for each of Mr. Unwin and Mr. Burge may be increased by the Company, in our sole and absolute discretion, based on, among other things, their respective contributions to the achievement of the Company’s objectives. If, as of the fourth anniversary of the effective date of their respective employment agreements, there has not been any sale of The Cosmopolitan and they remain employed, each of Mr. Unwin and Mr. Burge shall be paid 100% of their respective retention bonus. Similarly, if at any time during the term of their respective employment agreements, each of Mr. Unwin and Mr. Burge’s employment is terminated due to a shutdown of The Cosmopolitan, they shall be paid 100% of their respective retention bonus. If, during the term of his employment agreement, Mr. Unwin’s employment is terminated by the Company for any reason (other than for cause) or for no reason at any time, he shall be paid a pro-rata portion of the retention bonus calculated as of the date of termination of employment as follows: $166,666 per month for each month worked (calculated as of the monthly anniversary of the effective date) if the termination date is on or before December 1, 2010; or $2,000,000 if the termination date is on or after December 1, 2010, but on or before December 1, 2011; or $3,000,000 if the termination date is after December 1, 2011, but on or before December 1, 2012; or $4,000,000 if the termination date is after December 1, 2012, but on or before December 1, 2013; or $4,500,000 if the termination date is after the fourth anniversary of the effective date. If, during the term of his employment agreement, Mr. Burge’s employment is terminated by the Company for any reason (other than for cause) or for no reason at any time, he shall be paid a pro-rata portion of the retention bonus calculated as of the date of termination of employment as follows: $20,833 per month for each month worked (calculated as of the monthly anniversary of the date of termination). Messrs. Unwin and Burge must execute a general release of claims in the form provided by the Company within 50 days of the event which triggers payment of the retention bonus prior to receipt of any payment in respect of such bonus. Messrs. Unwin and Burge will forfeit the retention bonus if, prior to the completion of any sale of The Cosmopolitan, they resign or are terminated by the Company for cause or due to death or disability.

The retention bonus program described above was implemented for Messrs. Unwin and Burge in order to both replace the long-term incentives that were foregone by each officer when they left their previous employers to become employed with the Company (a compensation concern that was not applicable to Messrs. Pearl and Hong) and to mitigate the fact that there is no long-term incentive program provided by the Company. The retention bonus program was also developed for Messrs. Unwin and Burge as a retention device and to reward the attainment of performance goals for those officers in the best position to effect the Company’s desired results.

401(k) Savings Plan. In order to provide for retirement savings as part of the compensation package offered to eligible employees, a 401(k) plan is available to all named executive officers after 90 days of employment. Participants may defer eligible compensation, which generally includes total pay, but excludes fringe benefits. In addition, participants over the age of 50 may also make catch-up contributions. The Company will make qualified matching contributions of up to 4.0% of eligible pay; these matching contributions are fully vested when made.

Fringe Benefits. Messrs. Unwin and Burge each are eligible to participate in all health, welfare, retirement, life insurance, disability, perquisite and similar plans, programs and arrangements generally available to employees of the Company from time to time. Messrs. Unwin and Burge also are entitled to 20 days of paid time off during each 12-month period, which they may carry forward up to one half of any unused paid time off to the subsequent 12-month period, and to all paid holidays allowed by the Company. Messrs. Hong and Pearl are each eligible to participate in the Company’s benefit plans and will be eligible to receive the usual benefits offered by the Company to executives at their level, including paid time off benefits. Messrs. Unwin, Burge, Hong and Pearl also are eligible for “Exec-U-Care,” a benefit which is designed to supplement the Company’s major medical plan by reimbursing executives and eligible dependents for health care expenses not covered by the underlying medical plan.

Compensation Actions in 2010

On February 1, 2010, the Company entered into a new employment agreement with Mr. Pearl to replace the prior arrangement which was scheduled to expire later in 2010. Pursuant to the employment agreement, Mr. Pearl’s annual base salary remained at $400,000 and Mr. Pearl became entitled to a signing bonus of $200,000. The employment agreement also provides for severance in an amount equal to twelve months’ of base salary (as in effect on the date of termination) if Mr. Pearl is terminated by the Company without cause, or if Mr. Pearl terminates his employment for “good reason” (as defined in the employment agreement).

On November 17, 2010, the Board approved the Company’s 2010 Discretionary Cash Compensation Plan (the “2010 Plan”). The 2010 Plan covered the performance period January 1, 2009 through December 31, 2010. Under the terms of the 2010 Plan, executive officers as well as certain other officers and employees within the Company’s project development and operations departments hired prior to October 1, 2010, were eligible to receive performance-based compensation upon the attainment of certain target performance metrics. The performance metrics comprised of the following goals:

•	completion of the project on time and within budget (50% weighting); and

•	a successful launch of the project measured in the period from opening on December 15, 2010 through December 31, 2010 (50% weighting).

Various performance levels were approved by the Board with a payout level (as a percentage of target award pool) associated with each level of performance as follows: (i) does not meet, 0%, (ii) partially meets, 50% (iii) meets, 100%; and (iv) exceeds, 125%. Management submitted an evaluation of performance to the Board for its review and approval. The Board also had sole discretion to increase the target award pool amount.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the Members of the Board and the Board or compensation committee or similar committees of any other company.

EXECUTIVE COMPENSATION TABLES

The following tables and related discussion set forth compensation information for each of our named executive officers for services performed for us during 2010, the last completed fiscal year of the Company.

Summary Compensation Table for the Fiscal Year 2010

The following table sets forth summary information regarding the compensation awarded to, paid to or earned by each of our named executive officers for all services rendered in all capacities to us for the year ended December 31, 2010:

Name	Position	Year	Salary ($)		Annual Bonus ($)		All Other Compensation (1) ($)	Total ($)
John Unwin	Chief Executive Officer	2010	800,000		1,000,000		24,923	1,824,923
	Chief Executive Officer	2009	166,154	(2)	200,000		503,030	869,184

Jeffrey Burge	Chief Financial Officer	2010	400,000		300,000		12,788	712,788
	Chief Financial Officer	2009	107,692	(3)	200,000		352	308,044

Nathan Hong	Chief Development Officer	2010	750,000		1,500,000	(5)	21,246	2,271,246
	Chief Development Officer	2009	750,000		247,500		51,240	1,048,740

Anthony Pearl	General Counsel and Chief Compliance Officer	2010	400,000		400,000	(4)	18,270	818,270
	General Counsel	2009	400,000		—		15,998	415,998

Sherry Harris	Chief Strategy Officer	2010	400,000		265,000	(6)	61,049	726,049

(1)	Year ended December 31, 2010 - With respect to Mr. Unwin, the amounts in this column include (i) $1,375 in life insurance premiums and (ii) $1,548 in reimbursements under “Exec-U-Care” and (iii) $22,000, which represents the amount of the Company’s matching contribution for 2010 under the 401(k) plan. With respect to Mr. Burge, the amounts in this column represent (i) $1,375 in life insurance premiums and (ii) $797 in reimbursements under “Exec-U-Care” and (iii) $10,616 which represents the amount of the Company’s matching contribution for 2010 under the 401(k) plan. With respect to Mr. Hong, the amounts in this column include the amounts in this column include (i) $962 in life insurance premiums and (ii) $2,476 in reimbursements under “Exec-U-Care” and (iii) $17,808, which represents the amount of the Company’s matching contribution for 2010 under the 401(k) plan. With respect to Mr. Pearl, the amounts in this column include (i) $1,375 in life insurance premiums and (ii) $3,625 in reimbursements under “Exec-U-Care” and (iii) $13,270, which represents the amount of the Company’s matching contribution for 2010 under the 401(k) plan .With respect to Ms. Harris, the amounts in this column include (i) $968 in life insurance premiums and (ii) $260 in reimbursements under “Exec-U-Care” and (iii) $59,821 in expense reimbursements related to relocation to and housing in Las Vegas
(2)	Mr. Unwin commenced his duties with us on October 6, 2009.
(3)	Mr. Burge commenced his duties with us on September 14, 2009.
(4)	The annual bonus for 2010 with respect to Mr. Pearl includes a $200,000 sign on bonus pursuant to the terms of his employment agreement dated February 1, 2010.
(5)	Mr. Hong’s bonus of $1,500,000 was paid pursuant to the terms of his employment agreement dated July 29, 2008.
(6)	The annual bonus for 2010 with respect to Ms. Harris includes a $25,000 sign on bonus pursuant to the terms of her employment agreement dated December 31, 2009.

Employment Agreements

The Company has entered into employment agreements with Mr. Unwin, Mr. Burge, Mr. Pearl and Ms. Harris.

Mr. Unwin’s Employment Agreement.

Term and Restrictive Covenants - We have entered into a four year employment agreement with Mr. Unwin to serve as Chief Executive Officer. Mr. Unwin commenced his duties on October 6, 2009. If we and Mr. Unwin do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial four-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. Unwin’s agreement provides that for a period of six months following termination he shall not, for pay or otherwise, manage or engage in, supervise or assist others to perform similar activities in which he has engaged during the two previous years with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Unwin’s agreement generally provides that during the period of employment and for a period of six months following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the six-month period following termination he will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Mr. Burge’s Employment Agreement.

Term and Restrictive Covenants - Mr. Burge commenced his duties on September 14, 2009. Mr. Burge’s agreement provides that for a period of six months following termination he shall not, for pay or otherwise, manage or engage in, supervise or assist others to perform similar activities in which he has engaged during the two previous years with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Burge’s agreement generally provides that during the period of employment and for a period of six months following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of, the Company. The agreement also generally provides that for the six-month period following termination he will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company. Upon expiration of his employment agreement, if Mr. Burge remains employed by the Company and the agreement has not been extended, he will be an “at will” employee.

Mr. Pearl’s Employment Agreement - As discussed above under the heading “Compensation Actions in 2010”, on February 1, 2010, Mr. Pearl entered into a new three year employment contract in which he assumed the responsibilities of General Counsel. Upon expiration of the term, if Mr. Pearl remains employed by Company and the agreement has not been extended, he shall be an “at will” employee.

Mr. Hong’s Employment Agreement - Mr. Hong was provided with a transition agreement by CSB on July 29, 2008, which expired on February 28, 2009. Mr. Hong continues to be employed by the Company as an “at will employee”.

Ms. Harris’ Employment Agreement – On December 31, 2009, the Company entered into an employment agreement with Sherry Harris to serve as Chief Strategy Officer.

Severance – The severance provisions of each employment agreement with our named executive officers are discussed below under the heading “Potential Payments upon Termination or Change in Control.”

Potential Payments upon Termination or Change in Control

The following table presents our reasonable estimate of the benefits payable to our named executive officers in the event of certain qualifying terminations of employment or upon a change in control, assuming that such termination or change in control occurred on December 31, 2010. These amounts are intended to reflect the potential payments that would be payable as of December 31, 2010, based on the triggering events described herein, and do not necessarily represent amounts payable in the future.

Name	Trigger	Cash Severance ($)	Retention Bonus ($)	Total Value ($)
John Unwin	Termination without cause	1,200,000	2,000,000	3,200,000
	Termination upon a change of control	—	4,500,000	4,500,000
	Termination upon death or disability	—	—	—

Jeff Burge	Termination without cause	200,000	312,500	512,500
	Termination upon a change of control		1,000,000	1,000,000
	Termination upon death or disability		—	—

Anthony Pearl	Termination without cause	400,000	—	400,000
	Termination upon a change of control	—	—	—
	Termination upon death or disability	—	—	—

Sherry Harris	Termination without cause	400,000	—	400,000
	Termination upon a change of control	—	—	—
	Termination upon death or disability	—	—	—

Mr. Unwin. Pursuant to his employment agreement, if the Company terminates Mr. Unwin’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to eighteen months of his annual base salary (which totals $1,200,000), payable in a lump sum. No payments will be made unless Mr. Unwin executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Mr. Burge. Pursuant to his employment agreement, if the Company terminates Mr. Burge’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to six months of his annual base salary (which totals $200,000), payable in a lump sum. No payments will be made unless Mr. Burge executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Mr. Pearl. Pursuant to his employment agreement, if the Company terminates Mr. Pearl’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to twelve months of his annual base salary (which totals $400,000), payable in a lump sum. No payments will be made unless Mr. Pearl executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Ms. Harris. Pursuant to her employment agreement, if the Company terminates Ms. Harris’ employment for any reason (other than for cause) or for no reason, she would be eligible to receive cash severance equal to 12 months of her annual base salary (which totals $400,000), payable in a lump sum. No payments will be made unless Ms. Harris executes a general release of claims in the form provided to her by the Company and the release becomes effective.

Director Compensation

The Members of the Board do not receive any compensation for their service on the Board.

Compensation Committee- Although the Company is not required to establish a formal compensation committee, on November 17, 2010, the Board decided to establish one. The current members of the Compensation Committee are Thomas Fiato, Jeff Baer and Stuart Clarke.

Given the ownership and management structure of the Company, our Board has determined that it is not necessary to adopt a code of ethics at this time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with regard to the beneficial ownership of our membership interests as of March 1, 2011 for (i) each person who beneficially owned more than 5% of our Class A Membership Interests, which comprise our outstanding voting securities (ii) each member of our Board, (iii) each of our “named executive officers” identified in “Item 11. Executive Compensation” and (iv) all of the members of our Board and named executive officers as a group.

Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it. The following table also sets forth certain additional information with regard to the ownership of our Class B Membership Interests, which comprise our outstanding non-voting securities.

	Percentage Ownership of Class A (Voting) Membership Interests	Percentage Ownership of Class B (Non- Voting) Membership Interests
Nevada Voteco LLC (1) (2)	100%	—
Nevada Mezz 1 LLC (1) (3)	—	100%
Jeff Baer (1)(2)	—	—
Stuart Clarke (1)(2)	—	—
Thomas Fiato (1)(2)	—	—
Fabrizio Campelli	—	—
Donna Milrod (1)(2)	—	—
John Unwin (4)	—	—
Jeffrey Burge (4)	—	—
Sherry Harris (4)	—	—
Nathan Hong (4)	—	—
Anthony Pearl (4)	—	—
All Members of the Board and executive officers as a group (10 persons)	—	—

(1)	The business address of each of Messrs. Baer, Clarke, Campelli, Fiato, and Ms. Milrod, Nevada Voteco LLC and Nevada Mezz 1 LLC (“Nevada Mezz”) is c/o Deutsche Bank AG New York Branch, 60 Wall Street, New York, New York 10005.
(2)	As of October 28, 2010, Nevada Voteco LLC (“Nevada Voteco”) holds 100% of the Class A Membership Interests in the Company. Messrs. Baer, Clarke, Fiato, and Ms. Milrod constitute the members of Nevada Voteco and may be deemed to have beneficial ownership of the Class A Membership Interests held by Nevada Voteco in the Company. Deutsche Bank may also be deemed to be the beneficial owner of the Class A Membership Interests held by Nevada Voteco. See “Item 1. Business – Company overview – Corporate Structure, and –Agreements governing the operation of The Cosmopolitan,” for more information on our ownership structure and the agreements governing the operations of our Company. Each of Messrs. Baer, Clarke, Fiato, Ms. Milrod and Deutsche Bank disclaims beneficial ownership as to the Class A Membership Interests.
(3)	Nevada Mezz holds 100% of the Class B Membership Interests in the Company. Deutsche Bank, through its wholly-owned subsidiary, Nevada Parent 1 LLC, may be deemed to be the beneficial owner of the Class B Membership Interests held by Nevada Mezz in the Company. The business address of Deutsche Bank is 60 Wall Street, New York, New York 10005.
(4)	The business address of each of Messrs. Burge, Unwin, Pearl, Hong and Ms. Harris is c/o The Cosmopolitan of Las Vegas, 3708 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company is involved in significant financing and other transactions with certain of its affiliates.

The following table sets forth amounts held with, receivable from and payable to affiliates as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Cash held with Deutsche Bank	$22,856	$3,641
Subscribed capital receivable from Member	—	500
Construction loan payable to affiliate	3,062,496	2,017,057
Interest payable to affiliate	1,512	1,059

Deutsche Bank also provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $1.2 million during the year ended December 31, 2010 and $0.3 million for the year ended December 31, 2009 for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The amount paid during 2010 by the Company on behalf of Voteco amounted to $0.1 million.

Amended and Restated Limited Liability Company Agreement

The voting, management and other powers of holders of Class A Membership Interests and Class B Membership Interests of the Company, and the Board are governed by the Amended and Restated Limited Liability Company Agreement. For a description of certain material provisions, see “Item 1. Business – Agreements governing the operation of The Cosmopolitan – Amended and Restated Limited Liability Company Agreement.”

Operating Agreement of Nevada Voteco LLC

For a description of certain material provisions, see “Item 1. Business – Agreements governing the operation of The Cosmopolitan – Operating Agreement of Nevada Voteco LLC.”

Transfer Restriction Agreement

For a description of certain material provisions, see “Item 1. Business – Agreements governing the operation of The Cosmopolitan – Transfer Restriction Agreement.”

Letter Agreement

For a description of certain material provisions, see “Item 1. Business – Agreements governing the operation of The Cosmopolitan – Letter Agreement.”

Credit Facility

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a Branch of Deutsche Bank AG, $3.1 billion of which was outstanding as of December 31, 2010. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. The Company borrows on an unsecured basis from DBCI. The current expiration of the credit facility is December 2015. Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin. Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). The post opening LIBOR margin is now 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance and therefore, no cash payments for interest have been made since the Company’s inception. At the opening of the Property, the outstanding balance of the credit facility from DBCI, including all unpaid interest, was converted into a five year term loan. Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan.

Under the terms of our credit agreements, proceeds from these credit facilities may be used to pay for (i) the costs of constructing and completing the Property, (ii) Property operating deficits and, (iii) payment of interest on the loan to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt will become due and payable upon a change of control of the Company.

Directors

Jeff Baer, Stuart Clarke, Thomas Fiato, Fabrizio Campelli and Donna Milrod are also officers of Deutsche Bank or affiliates thereof.

Review, Approval or Ratification of Transactions with Related Persons

Given the ownership and management of the Company, we have not adopted policies and procedures for the review, approval, or ratification of transactions required to be reported pursuant to Item 404(a) of Regulation S-K.

DIRECTOR INDEPENDENCE

Although we are not subject to the rules promulgated by the Nasdaq Stock Market, we have used the independence requirements set forth in these rules as a benchmark to determine whether our Members of the Board are independent. Certain of the Members of the Board do not meet the independence requirements set forth in the rules promulgated by the Nasdaq Stock Market because they are also an officer of Deutsche Bank or affiliates thereof. However, given that the Voteco Members have direct control over us, we do not believe it is necessary to elect independent board members at this time.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by KPMG LLP (“KPMG”) for the fiscal years ended December 31, 2010 and December 31, 2009 for the audit of our consolidated annual financial statements, review of our registration statement on Form 10 and, commencing with the review of the three months ended March 31, 2010, the reviews of the financial statements included in our Forms 10-Q were $284,445 and $131,250, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services rendered by KPMG during the fiscal years ended December 31, 2010 and December 31, 2009 that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in “Audit Fees” above were $16,485 and $0 million, respectively.

Tax Fees

The Company was not billed fees or expenses for tax compliance, tax advice or tax planning services by KPMG during the years ended December 31, 2010 and 2009.

All Other Fees

The Company was not billed any other fees or expenses by KPMG during the years ended December 31, 2010 or 2009.

The fees and services disclosed above for 2010 and 2009 were approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the Annual Report on Form 10-K.

1.	List of Financial Statements

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and the period from July 30, 2008 (inception) to December 31, 2008.

•	Consolidated Statements of Members’ Equity for the years ended December 31, 2010 and 2009 and the period from July 30, 2008 (inception) to December 31, 2008.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from July 30, 2008 (inception) to December 31, 2008.

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

We have omitted all financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1*	Certificate of Formation, dated as of July 30, 2008, for Nevada Property 1 LLC, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

3.2*	Amended and Restated Limited Liability Company Agreement of Nevada Property 1 LLC, dated as of April 2, 2010, by Nevada Mezz 1 LLC, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

3.3*	Operating Agreement of Nevada Voteco LLC dated April 15, 2010, by and among the initial members of Nevada Voteco LLC and any members admitted to Nevada Voteco LLC after such date, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.1*	Transfer Restriction Agreement dated April 15, 2010, by and among Jeff Baer, Stuart Clarke, Thomas Fiato and Donna Milrod, Nevada Voteco LLC and Nevada Mezz 1 LLC, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.2*	Letter Agreement, between Deutsche Bank AG and Members of Nevada Voteco LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

10.3*†	Employment Agreement, dated July 16, 2009, between Nevada Employer LLC and John Unwin, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.4*†	Employment Agreement, dated September 1, 2009, between Nevada Employer LLC and Jeffrey Burge, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.5*†	Employment Agreement, dated December 31, 2009, between the Nevada Employer LLC and Sherry Harris, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.6*†	Transition Agreement, dated July 29, 2008, between Cosmo Senior Borrower LLC and Nathan Hong, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.7*†	Employment Agreement, dated February 1, 2010, between Nevada Employer LLC and Anthony Pearl, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.8*	Credit Agreement dated as of May 6, 2010, between Deutsche Bank AG Cayman Islands Branch and Nevada Property 1 LLC for $1.64 billion, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.9*	Credit Agreement dated as of May 6, 2010, between Deutsche Bank AG Cayman Islands Branch and Nevada Property 1 LLC for $2.22 billion, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.10**	2010 Discretionary Cash Compensation Plan.

21.1**	Subsidiaries of the Registrant.

24.1**	Power of Attorney for certain members of the Board of Nevada Property 1 LLC, authorizing the signing of this Annual Report on Form 10-K on their behalf.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

March 30 , 2011	Nevada Property 1 LLC

/s/ JOHN UNWIN John Unwin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN UNWIN John Unwin	Chief Executive Officer and Director (principal executive officer)	March 30, 2011

/s/ JEFFREY S. BURGE Jeffrey S. Burge	Chief Financial Officer and Director (principal financial officer)	March 30, 2011

/s/ MICHAEL SANTANGELO Michael Santangelo	Vice President Finance and Corporate Controller (principal accounting officer)	March 30, 2011

/s/ THOMAS FIATO* Thomas Fiato	Chairman	March 30, 2011

/s/ STUART CLARKE* Stuart Clarke	Director	March 30, 2011

/s/ DONNA MILROD* Donna Milrod	Director	March 30, 2011

/s/ FABRIZIO CAMPELLI* Fabrizio Campelli	Director	March 30 , 2011

/s/ JEFF BAER* Jeff Baer	Director	March 30, 2011

*	The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ Jeffrey S. Burge (Jeffrey S. Burge , Attorney-in-Fact)	March 30, 2011