Form 10-Q
period 2011-03-31
Nevada Property 1 LLC
filed 2011-05-13
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53938

Nevada Property 1 LLC

(Exact name of registrant as specified in its charter)

Delaware	27-1695189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3708 Las Vegas Boulevard South Las Vegas, Nevada	89109

(Address of principal executive offices)	(Zip Code)

702 698 7000

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of May 13, 2011 Nevada Voteco LLC owns all of the 100 Class A Voting Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Non-Voting Membership Interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I – Financial Information

Item 1 – Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash held with Deutsche Bank	$29,959	$22,856
Cash held with third parties and on hand	51,775	63,252

Total cash and cash equivalents	81,734	86,108
Accounts receivable, net	27,409	8,666
Inventories	9,408	6,739
Other assets	11,869	14,972

Total current assets	130,420	116,485
Land and construction in progress	162,518	165,099
Property and equipment, net	2,945,811	2,946,589
Intangible asset, net	14,551	14,911
Restricted cash	35,462	38,567
Prepaid commission	5,541	6,163
Other assets	47,585	48,907

Total assets	$3,341,888	$3,336,721

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$16,994	$11,988
Accrued and other liabilities	59,105	65,394

Total current liabilities	76,099	77,382
Accounts payable - construction	18,772	59,488
Accounts payable - retention	81,589	78,039
Accrued and other liabilities - construction	30,621	128,832
Interest payable to affiliate	—	1,512
Deferred revenue	35,460	38,567
Construction loan payable to affiliate	3,262,710	3,062,496
Other liabilities	6,925	3,862

Total liabilities	3,512,176	3,450,178

Commitments and contingencies (note 12)
Members’ deficit	(170,288)	(113,457)

Total liabilities and members’ deficit	$3,341,888	$3,336,721

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues:
Casino	$31,015	$—
Rooms	34,420	—
Food and beverage	57,581	—
Entertainment, retail and other	4,440	—

	127,456	—
Less — promotional allowances	(22,480)	—

Net revenues	104,976	—

Operating expenses:
Casino	24,012	—
Rooms	9,428	—
Food and beverage	45,762	—
Entertainment, retail and other	7,114	—
General and administrative	35,425	—
Corporate expense	3,031	—
Pre-opening expenses	614	5,712
Gain on sale of assets	(7,475)	—
Depreciation and amortization	37,646	22

	155,557	5,734

Operating loss	(50,581)	(5,734)
Other income (expense):
Net settlement and default income	—	427
Abandoned assets	—	(6,423)
Interest income	13	298
Interest expense, net of amounts capitalized	(6,263)	(52)

Loss before income taxes	(56,831)	(11,484)
Income tax expense	—	—

Net loss	$(56,831)	$(11,484)

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(56,831)	$(11,484)
Depreciation and amortization	37,646	22
Abandoned assets	—	6,423
Gain on sale of assets	(7,475)	—
Changes in operating assets and liabilities:
Accounts receivable	(18,743)	—
Inventories	(2,669)	—
Other assets	2,875	1,518
Accounts payable	5,006	111
Accrued and other liabilities	(3,295)	2,212
Interest payable to affiliate	(1,512)	(62)
Restricted cash	3,105	1,609
Prepaid comissions	622	145
Deferred revenue	(3,107)	(1,173)

Net cash used in operating activities	(44,378)	(679)

Cash flows from investing activities:
Capital expenditures	(174,898)	(164,422)
Proceeds from sale of assets	14,688	—

Net cash used in investing activities	(160,210)	(164,422)

Cash flows from financing activities:
Borrowings under construction loan payable to affiliate	200,214	163,121

Net cash provided by financing activities	200,214	163,121

Net increase in cash and cash equivalents	(4,374)	(1,980)
Cash and cash equivalents at beginning of period	86,108	5,118

Cash and cash equivalents at end of period	$81,734	$3,138

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$6,263	$—

Non-cash investing activities
Change in accrued additions to construction in progress	$133,827	$(6,336)

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Nevada Property 1 LLC (the ”Company”) owns and operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

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

The Company was formed on July 30, 2008 for the purpose of holding the first lien mortgage loan on the Property and ultimately foreclosing on the Property. On August 29, 2008, the Company, which is an indirect wholly-owned subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”), acquired ownership of the Cosmopolitan Mortgage Loan. The Company then acquired the Property at a foreclosure sale for $1 billion on September 3, 2008, and is the current owner of the Property. In accordance with the terms of its operating agreement, the Company shall continue in perpetuity until dissolved upon the election of the Members or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 30, 2011.

As previously noted, the Company is an indirect wholly-owned subsidiary of Deutsche Bank. In the normal course of business, the Company’s operations may include significant transactions conducted with Deutsche Bank or affiliated entities of Deutsche Bank.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Accounts Receivable and Credit Risk

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions. Although management believes that the allowance is adequate, it is possible that the estimated cash collections with respect to accounts receivable could change.

Inventories

Inventories consist of retail merchandise, food and beverage items which are stated at the lower of cost and market value. Cost is determined by the weighted moving average cost method.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, prepaid expenses, and accounts payable approximates fair value due to their short-term maturities. All of the Company’s debt is held by an affiliate and attracts interest at three month LIBOR plus 85 basis points. LIBOR is determined two days in advance of the funding based on publically available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year. Given the related party nature of the Company’s debt, it is unlikely that the Company could obtain similar financing on the same terms with a third party in an arm’s length transaction.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Buildings and improvements	10 to 40 years
Land improvements	10 to 20 years
Furniture, fixtures and equipment	3 to 10 years

Leasehold improvements placed in service at or near the beginning of the lease term are generally amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term.

Depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We determine the estimated useful lives based on engineering studies and our estimate of the usage of the asset. The remaining estimated useful lives of assets are periodically reviewed and adjusted as necessary. Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operations.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Our considerations in evaluating the Property for potential impairment include, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends and, overall economic conditions and indicators. The cash flow estimates for the Property are derived using market average data for the Las Vegas market and is based in part on assumptions regarding future results and capital requirements. The evaluation of anticipated cash flows is highly subjective and our assumptions could differ materially from actual results in future periods. We evaluate the recoverability of the Property whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No long-lived assets have been identified as impaired and consequently, no impairment losses have been recognized under US GAAP since the Company’s inception on July 30, 2008.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the Property. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. Interest of $0.2 million and $1.4 million were capitalized and included in the cost of the Property for the three months ended March 31, 2011 and 2010, respectively.

Intangibles

The Company’s finite-lived intangible asset consists of the cost of property easement rights which are amortized using the straight-line method over a period of nine years.

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

Restricted Cash and Deferred Revenue

The Company records deposits received under condominium-hotel unit (“condominium”) sale agreements as restricted cash and deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as income upon closing of the sale of the condominium, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income within the Consolidated Statement of Operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium purchasers or arising due to buyer default is recognized within other income within the Consolidated Statement of Operations (refer to note 12 for further discussion).

Revenue Recognition and Promotional Allowances

The Company recognizes revenues at the time persuasive evidence of an arrangement exists, the service is provided or the retail goods are sold, prices are fixed or determinable and collection is reasonably assured.

Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits for hotel and convention bookings and advance ticket sales are recorded as customer deposits until services are provided to the customer, at which point revenue is recognized.

Revenues are recognized net of certain sales incentives which are required to be recorded as a reduction of revenues; consequently, the Company’s casino revenues are reduced by pre-negotiated discounts and the points earned in guest reward programs that are estimated to be redeemed for free play.

In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Gaming taxes

The Company is subject to taxes based on gross gaming revenue. These gaming taxes are recorded as an expense within the “Casino” line item in the accompanying Condensed Consolidated Statements of Operations. These taxes totaled approximately $2.4 million for the three months ended March 31, 2011 and $0 million for the three months ended March 31, 2010 as the Company had not commenced operations as of that date.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred during the construction and pre-opening periods are included in pre-opening expenses. Upon completion of a project the advertising costs are included in general and administrative expenses. Total marketing and advertising costs were $9.8 million and $0, for the three months ended March 31, 2011 and 2010, respectively.

Pre-Opening Expenses

Pre-opening expenses, consisting primarily of direct salaries and wages, legal and consulting fees, insurance , utilities and advertising and marketing, are expensed as incurred.

Income Taxes

Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-than-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives (see note 3 below for further details).

Newly Issued Accounting Pronouncements

No new accounting pronouncements issued or effective during 2011 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3.	Income Taxes

As of January 1, 2011, Nevada Parent 1 LLC, the parent of Nevada Property 1 LLC, elected to be treated as a C-Corporation from a single member limited liability company, and as a result, the Company is required to provide for income taxes. Our effective income tax rate was 0% for the three months ended March 31, 2011. The Company does not anticipate recording an income tax benefit related to deferred taxes and has recorded a valuation allowance on the net deferred tax assets of the Company’s operations due to the inability to realize these assets. The Company will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company’s major tax jurisdiction is the United States. We are presently not under examination. The Company is subject to examination for years 2008 and after. The Company believes it has no uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are inconsistent with our position, and as result, could impact the provision for income taxes.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

4.	Accounts Receivable, Net

Accounts receivable consist of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Casino	14,528	5,246
Rooms	11,137	1,789
Other	2,424	1,631

	28,089	8,666
Less: allowance for doubtful accounts	(680)	—

	$27,409	$8,666

5.	Prepaid Commissions

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

Sales commissions are deferred expenses that are recognized either upon closing of the condominium sale or at the termination of the sale contract. In the event that the contract is terminated prior to closing of a condominium sale, management believes that the Company would not be liable for the remaining unpaid commission amount.

6.	Land and Construction in Progress (“CIP”)

Land and CIP consist of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Land	$110,277	$110,277
Construction in progress	52,241	54,822

Total	$162,518	$165,099

CIP includes capitalized interest of $0.2 million and $8.4 million for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

7.	Property and Equipment, net

Property and Equipment are stated at the lower of cost or fair value and consist of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Buildings, building improvements and land improvements	2,625,338	2,587,171
Furniture, fixtures and equipment	368,017	369,714
Less: accumulated depreciation	(47,544)	(10,296)

	$2,945,811	$2,946,589

As part of the acquisition of the Property at the foreclosure sale on September 3, 2008, the Company also acquired binding contracts for the purchase and sale of 1,821 condominium-hotel units which were originally entered into by the previous owner of the Property. As discussed further in note 12 “Commitments, Contingencies and Litigation”, as of March 31, 2011, there remain 199 condominium-hotel units under those original purchase contracts. However, given the pending litigation surrounding the condominiums, as well as current market conditions, the Company is unable to predict how many purchasers will ultimately perform to their contracts, and thus how many of the 199 condominium units will ultimately close.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

At March 31, 2011, 162 of these 199 units had been completed as part of Phase I which opened on December 15, 2010 and the ongoing construction as part of Phase II which is due to be completed in August 2011. Assuming that all 162 of the Purchasers perform to their contracts, approximately $52.7 million of property and equipment as of March 31, 2011, would be subject to future sale.

8.	Owner Controlled Insurance Program

The Company maintains a comprehensive owner controlled insurance program that provides insurance coverage for the construction phases of the Property. The program provides the following coverage: workers’ compensation, primary general liability, excess liability, contractors’ pollution legal liability, builders’ risk and project professional liability. The general contractor and all of the sub-contractors working on the Property are required to enroll in the program.

The Company is exposed on a first dollar loss basis in the event a claim is filed under either the workers compensation or general liability portions of the program. The Company retains the first $250,000 of the builders’ risk of loss, $500,000 of each of general liability, employer’s liability, and workers’ compensation claims. Claims that exceed the maximum loss amount of $500,000 per claim are covered by a traditional insurance program. The loss payout account receives interest at a rate based on the terms of the policy.

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined based on our actual historical expense experience and reporting patterns. The total reserve as of March 31, 2011 and December 31, 2010 was $3.8 million and is classified as other liabilities in the accompanying Condensed Consolidated Balance Sheet.

Once The Cosmopolitan is completed and the policies are closed out, the loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of March 31, 2011 will be sufficient to pay all existing and expected future claims related to the Property.

The table below summarizes the activity in the loss payout account (in thousands):

Balance as of December 31, 2010	$25,711
Claims paid relating to:
Current year	(7)
Prior years	(642)
Interest earned	6

Balance as of March 31, 2011	$25,068

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

9.	Restricted Cash

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The balance of $35.5 million as of March 31, 2011 is composed of $31.5 million in principal and $4.0 million in interest and the balance of $38.6 million as of December 31, 2010 is composed of $34.5 million in principal and $4.1 million in interest.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

10.	Construction Loan Payable to Affiliate

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Island Branch (“DBCI”), a Branch of Deutsche Bank AG. On March 3, 2010, $1.6 billion of this facility was converted into a committed line of credit. DBCI has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. Amounts under the total facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. The credit facility does not include any financial covenants.

Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin. Prior to the opening of The Cosmopolitan on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). All loan tranches drawn on or after the opening of the Property attract a LIBOR margin of 85 basis points (0.85%). Loan tranches outstanding at December 15, 2010 do not attract the 85 basis points margin until they are renewed. LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance and therefore, no cash payments for interest were made in the period from the Company’s inception to December 31, 2010. At the opening of the Property, the outstanding balance of the credit facility from DBCI, including all unpaid interest, was converted into a five year term loan. Any undrawn amounts under the credit facility remain available to the Company and are added to the principal balance as and when drawn. Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment of the term loan and any future draw downs will be due on the fifth year anniversary of the term loan.

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

The total amount of the construction loan payable to affiliate at March 31, 2011 and December 31, 2010 was $3.3 billion and $3.1billion, respectively. Additionally, at March 31, 2011 and December 31, 2010, the Company had accrued interest payable to affiliate of $0 million and $1.5 million with a weighted-average interest rate of approximately 0.75% and 0.36%, respectively.

The Company classifies construction related accounts payable, retention and accrued and other liabilities as long term liabilities as they are financed by the Company’s credit facility with DBCI and therefore, will not require the use of working capital.

11.	Related Party Transactions

The Company is involved in significant financing and other transactions with certain of its affiliates and Deutsche Bank.

The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Cash held with Deutsche Bank	$29,959	$22,856
Construction loan payable to affiliate	3,262,710	3,062,496
Interest payable to affiliate	—	1,512

Deutsche Bank also provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.2 million during the three months ended March 31, 2011 and $1.5 million for the three months ended March 31, 2010 for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The amount paid during the three months ended March 31, 2011 by the Company on behalf of Voteco amounted to $0.1 million.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

12.	Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company has engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operates under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of March 31, 2011, remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $121.2 million.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of March 31, 2011, amounts expected to be paid to WARB under executed contracts totaled $9.0 million.

As of March 31, 2011, the Company had various purchase obligations under open purchase orders and contracts totaling $45.6 million.

b. Jockey Club Agreement

Upon acquisition, the Company, as lessor, assumed a 99-year lease agreement with the Jockey Condominium, Inc. (“JCI”), the homeowners’ association of a timeshare condominium development located adjacent to the Property. Under the terms of the lease agreement, the Company is required to provide non-exclusive access and use to various public portions of the Property, and provide 358 parking spaces in the Property’s parking facility for the condominium development’s use. Although, JCI is not required to pay base rent, the lease agreement provides that JCI shall pay operating expenses associated with the parking spaces for their allocable share of the parking facility.

c. Condominium Litigation

The Company was a named defendant in a number of lawsuits and arbitrations concerning the purchase and sale of condominium units located within the East and West Towers of the Property. The thrust of the claims were virtually the same in every matter. The plaintiffs alleged, among other things, that delays in the completion of the Property and changes to the design of the Property constituted material breaches by the Company, thus permitting the plaintiffs/purchasers to rescind their contract and receive a full refund of their earnest money deposit, plus interest thereon. The Company was represented in each of these matters by outside legal counsel.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

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

Since July 2010, the plaintiffs have requested two preliminary injunctions. In the first preliminary injunction, plaintiffs sought to prevent the Company from renting the condominium units the plaintiffs were under contract to purchase until the plaintiffs had the opportunity to close, and from seizing plaintiffs’ earnest money deposits. That preliminary injunction was granted. However, the majority of unit purchasers have now had the opportunity to close on their units and have failed to do so. Therefore, the injunction preventing the Company from renting out those units is no longer in place and the deposits on those units remain in escrow. The second preliminary injunction sought to compel the Company to make certain real estate disclosures, permit more time for pre-closing inspections to allow for sound testing of the units; however, that preliminary injunction request was denied.

In addition to the foregoing, several individual condominium purchasers have commenced confidential arbitrations alleging that the Company defaulted under the condominium unit purchase contracts and are seeking a refund of their deposits. One purchaser has commenced a confidential arbitration proceeding seeking an order compelling the Company to complete a penthouse unit. Arbitration hearings on several of these matters have either commenced or will commence in May, 2011, with rulings expected 30-60 days thereafter. For each of these claims and those discussed above, the Company believes that it has a strong legal defense, and intends to vigorously defend its position. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

Since the time of the class action settlements described above, some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, have settled their claims with us in individual transactions on terms identical to the applicable class action settlement resulting in an additional $4.3 million in net settlement income in 2010.

In the three months ended March 31, 2011, 15 of the condominium purchasers closed on their respective units pursuant to terms of the original purchase contracts. Net proceeds from the sale of these condominium units were $14.5 million resulting in a gain of $7.3 million which has been recorded as gain on sale of fixed assets in the accompanying Condensed Consolidated Statement of Operations. As of March 31, 2011, there remain 199 condominium-hotel units under the original purchase contracts. The Company is taking the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, given the pending litigation surrounding the condominiums, as well as current market conditions, a number of the remaining purchasers have indicated that they are either unwilling or unable to close. The Company is therefore, unable to predict how many purchasers will ultimately perform to their contracts, and thus how many condominium units will ultimately close. Some or all of the remaining units may be resolved by settlement, by a decision on the merits in the pending arbitration proceedings and/or by certain purchasers performing to their contracts and closing on their units.

d. Other Matters

The Company is subject to various claims and litigation arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

13.	Membership Interests

The Company’s membership interests are comprised of Class A and Class B Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by the members. Holders of Class B Membership Interests have all the economic interests in the Company and, except as provided by law, do not have any right to vote.

100% of the Company’s Class A membership interests are held by Nevada Voteco and 100% of the Company’s Class B membership interests are held by Nevada Mezz.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to: continuing recessionary economic and market conditions, particularly in levels of spending in the Las Vegas gaming and hospitality industry; changes in the competitive environment in our industry; the seasonal nature of the gaming and hospitality industry; the capital intensive nature of the Las Vegas gaming and hospitality industry; costs associated with compliance with extensive regulatory requirements; diminishing value of our name, image and brand; the impact of any material litigation; the loss of key members of our senior management; and the other risks discussed in the section entitled “Item 1A—Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 30, 2011. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in our Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

Operations

We commenced operations on December 15, 2010 therefore, the three months ended March 31, 2011, represent the first full quarter of operations at the Property. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

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

The Hotel

Phase I of the Hotel, comprising of 1,998 hotel and condominium-hotel style rooms, opened on December 15, 2010. An additional 968 hotel and condominium-hotel style units located in the West Tower (“Phase II”) will be completed incrementally through August 2011 without disruption to the already existing operations. In March 2011, 286 rooms completed as part of Phase II were added to the room inventory, increasing the number of available rooms as of March 31, 2011 to 2,284.

An approximately 65,000 square-foot, 1,800 seat showroom, an additional 19 condominium and/or hotel style units in the East Tower and a restaurant (the “Future Phases”) will be completed at a later date as management deems appropriate based on various factors, including market conditions.

Food and Beverage and the Restaurant Collection

The Cosmopolitan offers a number of casual dining options for our guests, including a premiere buffet, a burger bar, a poolside grill, a casual restaurant on the casino level, a pizzeria, and in-room dining options available twenty four hours a day, seven days a week. The Cosmopolitan also incorporates a number of bars, lounges, and destination venues which collectively feature a comprehensive cocktail and wine program, offering our guests a wide range of the finest in beverage options. In addition, The Cosmopolitan also offers a collection of distinctive restaurants, managed and operated by experienced world class culinary third-parties.

Retail

Our retail offering showcases approximately 2,200 square feet of prime space on the southeast, street level corner of the Property, directly adjacent to the Las Vegas Strip, and includes nine eclectic retail boutiques on the second level of the podium in approximately 60,000 square feet of contiguous space. A sizeable amount of foot traffic naturally flows through our second floor retail space, as this is the primary pathway for Las Vegas visitors to travel north and south between the City Center project and Bellagio. Our retail operators were selected to fit with our overall brand image and profile, and offer our guests a range of distinctive retail options.

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

Convention and Banquet Facility

Our approximately 185,000 square-foot convention and banquet facility is located on the second, third and fourth levels of the podium. The space is designed for maximum flexibility, and can accommodate everything from small group meetings to large conferences in the 66,000 square feet of ballroom space. Directly beneath the hotel towers, the location of the ballroom space is unique to the Las Vegas market, allowing convention attendees immediate, direct access from the hotel towers to the meeting space. The space has support capabilities to enable all modern meeting technology requirements.

Results of Operations

The following table presents Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
Casino	$31,015	$—
Rooms	34,420	—
Food and beverage	57,581	—
Entertainment, retail and other	4,440	—

	127,456	—
Less — promotional allowances	(22,480)	—

Net revenues	104,976	—

Operating expenses:
Casino	24,012	—
Rooms	9,428	—
Food and beverage	45,762	—
Entertainment, retail and other	7,114	—
General and administrative	35,425	—
Corporate expense	3,031	—
Pre-opening expenses	614	5,712
Gain on sale of assets	(7,475)	—
Depreciation and amortization	37,646	22

	155,557	5,734

Operating loss	(50,581)	(5,734)
Other income (expense):

Net settlement and default income	—	427
Abandoned assets	—	(6,423)
Interest income	13	298
Interest expense, net of amounts capitalized	(6,263)	(52)

Loss before income taxes	(56,831)	(11,484)
Income tax expense	—	—

Net loss	$(56,831)	$(11,484)

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

We incurred a net loss for the three months ended March 31, 2011 of $56.8 million which represents an increase of $45.3 million as compared to the three months ended March 31, 2010. Comparison to the same period in 2010 is not relevant given we were solely in our construction and pre-opening stage during that period.

Operating Measures

Certain gaming and hospitality industry specific statistics are included in the discussion of our operational performance for the three months ended March 31, 2011. These statistics are defined below:

•	Average Daily Rate (“ADR”) – calculated by dividing total room revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) - calculated by dividing total room revenue by total rooms available.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The Property’s operations in the three months ended March 31, 2011 have no comparisons to three months ended March 31, 2010, as we were solely in our construction and pre-opening stage during those periods.

Revenues

The Company’s gross gaming revenues consisting of table games and slots were approximately $31.0 million for the three months ended March 31, 2011. The volume of table games play increased steadily over the three months as our focus on hosted table games customers has yielded solid results. We continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, and building our database of slot customers during the initial ramp up period for the resort.

The Company’s gross room revenues were approximately $34.4 million. ADR and occupancy for that period were $241 and 85.7%, respectively, generating REVPAR of $206. Hotel results for the three months ended March 31, 2011 reflect strong demand in both the free independent traveler and group sales categories. The addition of 286 rooms that were completed as part of Phase II and added to the room inventory in late March 2011 did not have a significant dilutive effect on either ADR or occupancy rates. The remaining 682 rooms currently being constructed as part of Phase II will be fully complete by August 2011, and will be added to our room inventory based on demand. In addition, room bookings under our distribution agreement with the Autograph Collection, Marriott International, Inc.’s portfolio of upscale and luxury independent hotels and resorts, continues to grow. Other non-gaming revenues included gross food and beverage revenues of approximately $57.6 million and convention and retail revenues, including the spa and salon, of approximately $4.4 million.

Food and beverage revenues of $57.6 million are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as the Marquee nightclub, which are both 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the three months ended March 31, 2011 is attributable to the strong demand in the Marquee Nightclub and high volume of customers visiting our restaurants. Banquets revenue performance was also strong due to higher than anticipated group convention business, and strong banquet revenue per occupied group room.

Revenues for the three months ended March 31, 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $22.5 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the three months ended March 31, 2011 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s development. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms as the initial ramp up period passes.

Entertainment, retail and other revenues are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities. The level of operating expenses within “entertainment, retail and other” are also inclusive of the entertainment activities on the casino floor that are offered free of charge to the Public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property.

Departmental, Administrative and Other Expenses

Operating expenses in the three months ended March 31, 2011 include direct departmental expenses not present in the corresponding 2010 period. During 2011, these departmental expenses included casino expenses of $24.0 million, rooms expenses of $9.4 million, food and beverage expenses of $45.8 million, and retail and other expenses of $7.1 million. Casino operating expenses include the estimated departmental cost of providing promotional allowances. General and administrative expenses totaled approximately $35.4 million and include marketing and advertising expenses of $9.8 million.

We continue to invest in marketing and advertising to increase awareness of the brand and attract new customers. We use a variety of advertising channels including television, internet, print, billboards and direct mail. We will continue to evaluate these efforts and the associated expenses as our business develops.

Pre-opening expenses

Pre-opening expenses for the three months ended March 31, 2011 of $0.6 million are comprised of direct salaries and wages, legal and consulting fees, insurance and utilities relating to the ongoing construction as part of Phase II. Pre-opening expenses for the three months ended March 31, 2010 of $5.7 million consisted primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I of the Property which opened on December 15, 2010.

Gain on sale of assets

The gain on sale of assets within the three months ended March 31, 2011 of $7.5 million primarily represents the sale of 15 condominium units within the Property. These condominium units were sold pursuant to the terms of the purchase contracts originally entered into by the previous owner of the Property. These binding contracts were acquired by the Company as part of the acquisition of the Property at the foreclosure sale on September 3, 2008. As of March 31, 2011, there remain 199 condominium-hotel units under those original purchase contracts. However, given the pending litigation surrounding the condominiums, as well as current market conditions, the Company is unable to predict how many purchasers will ultimately perform to their contracts, and thus how many of the remaining 199 condo units will ultimately close.

Depreciation and amortization

Depreciation and amortization charges increased by $37.6 million in the three months ended March 31, 2011 as compared to the same period in the prior year. The primary reason for the increase was that the majority of the assets were placed into service upon the opening of the Property on December 15, 2010.

Abandoned assets

The expense of $6.4 million recorded within the three months ended March 31, 2010 represented certain construction in progress related assets that we deemed to have no future value to the Company. The abandoned assets consisted primarily of fixtures and furnishings, which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. The assets were identified following the finalization of certain interior designs in the three months ended March 31, 2010.

Interest expense, net of amounts capitalized

Interest expense for the three months ended March 31, 2011 was $6.3 million as compared to $0.1 million for the three months ended March 31, 2010. The significant increase in interest expense is due to the opening of Phase I of the Property on December 15, 2010 whereby the Company ceased capitalizing interest to construction costs. In addition, the Company’s debt attracts a higher interest rate since the opening of the Property as required by the terms of the credit agreement. The Company continues to capitalize interest relating to the ongoing construction of Phase II of the Property.

We expect our interest expense to increase in the second quarter of this year. Amounts under our credit facility with DBCI are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. Our borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin. Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). All loan tranches drawn on or after the opening of the Property attract a LIBOR margin of 85 basis points (0.85%). Loan tranches outstanding as of December 15, 2010 do not attract the 85 basis points margin until they are renewed.

The interest expense for the three months ended March 31, 2011 therefore, benefited from a lower weighted average interest rate as the loan tranches that were outstanding as of December 15, 2010 renewed at varying dates within the three months ended March 31, 2011. All of our loan tranches will be subject to the full LIBOR margin in the second quarter of this year.

Non-GAAP measure - adjusted EBITDA

Adjusted EBITDA is used by management as the primary measure of the operating performance of The Cosmopolitan. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, rent expenses and corporate expenses.

Management has presented adjusted EBITDA information as a supplemental disclosure to the reported US GAAP measures because it believes that this measure is widely used to assess the operating performance in the gaming and hospitality industry. Certain items excluded from adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented..

Adjusted EBITDA should not be construed as an alternative to operating income or net income, as an indicator of our performance; or as an alternative to cash flows from operating activities, as a measure of liquidity; or as any other measure determined in accordance with US GAAP. Also, other companies in the gaming and hospitality industry that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner.

The following table presents a reconciliation of adjusted EBITDA to net loss for the three months ended March 31, 2011 (unaudited, amounts in thousands):

Three Months Ended March 31, 2011
Net loss	$(56,831)
Interest, net	6,250
Depreciation and amortization	37,646

EBITDA	(12,935)
Pre-opening expenses	614
Corporate expenses	3,031
Rent expenses	977

Adjusted EBITDA	$(8,313)

Liquidity and Capital Resources

The following table presents Condensed Consolidated Statements of Cash flows data for each of the periods indicated (unaudited, in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net cash used in operating activities	$(44,378)	$(679)
Net cash used in investing activities	(160,210)	(164,422)
Net cash provided by financing activities	200,214	163,121

Net cash used in operating activities

The increase in cash used in operating activities as compared to the three months ended March 31, 2010 is primarily attributable to the increase in working capital following the commencement of operations on December 15, 2010.

Net cash used in investing activities

Capital expenditures totalled $174.9 million and were primarily incurred for the payment of construction payables from Phase I and the ongoing construction of Phase II of the Property. These expenditures were partially off-set by proceeds from the sale of 15 condominium units at the Property and other assets of $14.5 million and $0.2 million, respectively. Capital expenditures as of March 31, 2011 represent expenses relating to the construction of Phase I of the Property.

We estimate capital expenditures will total at least $96.0 million during the year ending December 31, 2011. This is expected to be comprised of approximately $88.0 million relating to the completion of construction of Phase II and approximately $8.0 million for other capital projects. In addition, our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations such as a requirement to install additional surveillance or life safety equipment.

Net cash provided by financing activities

These cash flows represent the amounts drawn against our credit facility with DBCI which were used to pay construction expenses relating to Phase I and Phase II of the Property and to finance, in part, the operations at the Property.

Liquidity

As of March 31, 2011, we had $81.7 million in available cash and cash equivalents. We intend to finance the costs to complete Phase II of the Property with borrowings from DBCI pursuant to the credit facility, but we may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the US and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion credit facility with DBCI, $3.3 billion of which was outstanding as of March 31, 2011. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. Amounts under the total facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. The credit facility does not include any financial covenants. The current expiration of the credit facility is December 2015.

Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin. Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). All loan tranches drawn on or after the opening of the Property attract a LIBOR margin of 85 basis points (0.85%). Loan tranches outstanding at December 15, 2010 do not attract the 85 basis points margin until they are renewed. LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance and therefore, no cash payments for interest have been made since the Company’s inception. At the opening of the Property, the outstanding balance of the credit facility from DBCI, including all unpaid interest, was converted into a five year term loan. Any undrawn amounts under the credit facility remain available to the Company and are added to the principal balance as and when drawn. Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan.

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

The Company classifies construction related accounts payable, retention and accrued and other liabilities as long term liabilities as they are financed by the Company’s credit facility with DBCI and therefore will not require the use of working capital.

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months and believe those requirements consist primarily of funds necessary to pay construction payables and retention from Phase I and complete the construction of Phase II of the Property as well as to finance interest payments and ongoing working capital requirements . We expect our short-term liquidity requirements to be approximately $309.0 million.

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) require us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our Consolidated Financial Statements included in Item 1 – Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Of these accounting policies, we believe the following may involve a higher degree of judgments and estimates and complexity.

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

Accounts Receivable and Credit Risk

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded as and when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions. Although management believes that the allowance is adequate, it is possible that the estimated cash collections with respect to accounts receivable could change.

Property and Equipment

Depreciation expense is highly dependent on the assumptions we make about the estimated useful lives of our assets. We determine the estimated useful lives based on engineering studies and our estimate of the usage of the asset. The remaining estimated useful lives of assets are periodically reviewed and adjusted as necessary.

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

Our considerations in evaluating the Property for potential impairment include, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends and, overall economic conditions and indicators. The cash flow estimates for the Property are derived using market average data for the Las Vegas market and is based in part on assumptions regarding future results and capital requirements. The evaluation of anticipated cash flows is highly subjective and our assumptions could differ materially from actual results in future periods. We evaluate the recoverability of the Property whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No long-lived assets have been identified as impaired and consequently, no impairment losses have been recognized under US GAAP since the Company’s inception on July 30, 2008.

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

Recently Issued Accounting Standards

Refer to related disclosure within Note 2 to our Condensed Consolidated Financial Statements included in Item 1 – Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of March 31, 2011, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $32.6 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, Commitments, Contingencies and Litigation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our significant current legal proceedings.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 30, 2011, in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

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
Registrant

/s/ John Unwin
John Unwin
Chief Executive Officer

Date: May 13, 2011

/s/ Jeffrey S. Burge
Jeffrey S. Burge
Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2011