Form 10-Q
period 2011-06-30
Nevada Property 1 LLC
filed 2011-08-15
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of August 12, 2011 Nevada Voteco LLC owns all of the 100 Class A Voting Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Non-Voting Membership Interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I – Financial Information

Item 1 – Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash held with Deutsche Bank	$28,438	$22,856
Cash held with third parties and on hand	49,426	63,252

Total cash and cash equivalents	77,864	86,108
Accounts receivable, net	35,348	8,666
Inventories	10,679	6,739
Other assets	15,783	14,972

Total current assets	139,674	116,485
Property and equipment, net	3,140,493	3,111,688
Intangible asset, net	14,134	14,911
Restricted cash	35,102	38,567
Prepaid commission	5,454	6,163
Other assets	48,418	48,907

Total assets	$3,383,275	$3,336,721

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$6,199	$11,988
Interest payable to affiliate	9,539	—
Accrued and other liabilities	49,019	65,394

Total current liabilities	64,757	77,382
Accounts payable - construction	7,879	59,488
Accounts payable - retention	73,512	78,039
Accrued and other liabilities - construction	33,144	128,832
Interest payable to affiliate	—	1,512
Advance condominium deposits	35,102	38,567
Loan payable to affiliate	3,383,958	3,062,496
Other liabilities	9,509	3,862

Total liabilities	3,607,861	3,450,178

Commitments and contingencies (note 11)
Members’ deficit	(224,586)	(113,457)

Total liabilities and members’ deficit	$3,383,275	$3,336,721

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Casino	$28,192	$—	$59,207	$—
Rooms	45,901	—	80,321	—
Food and beverage	70,130	—	127,711	—
Entertainment, retail and other	6,184	—	10,624	—

Gross revenues	150,407	—	277,863	—
Less — promotional allowances	(24,299)	—	(46,779)	—

Net revenues	126,108	—	231,084	—

Operating expenses:
Casino	25,028	—	49,040	—
Rooms	12,218	—	21,646	—
Food and beverage	50,498	—	96,260	—
Entertainment, retail and other	7,097	—	14,211	—
General and administrative	33,279	—	68,704	—
Corporate expense	3,267	—	6,298	—
Pre-opening expenses	168	12,466	782	18,178
Impairment loss	2,036	—	2,036	—
Gain on sale of assets	(974)	—	(8,449)	—
Depreciation and amortization	38,584	82	76,230	104

	171,201	12,548	326,758	18,282

Operating loss	(45,093)	(12,548)	(95,674)	(18,282)
Other income (expense):
Net settlement and default income	—	18,465	—	18,892
Abandoned assets	—	(2,999)	—	(9,422)
Interest income	32	145	45	443
Interest expense, net of amounts capitalized	(9,237)	(90)	(15,500)	(142)

Income (loss) before income taxes	(54,298)	2,973	(111,129)	(8,511)
Income tax expense	—	—	—	—

Net income (loss)	$(54,298)	$2,973	$(111,129)	$(8,511)

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(111,129)	$(8,511)
Depreciation and amortization	76,230	104
Impairment loss	2,036	—
Abandoned assets	—	9,422
Gain on sale of assets	(8,449)	—
Changes in operating assets and liabilities:
Accounts receivable	(26,682)	—
Inventories	(3,940)	—
Other assets	(2,509)	2,819
Accounts payable	(5,789)	58
Accrued and other liabilities	(13,094)	4,265
Landlord contribution	2,286	—
Interest payable to affiliate	8,027	419
Restricted cash	3,465	84,859
Prepaid commissions	709	14,340
Deferred revenue	(3,465)	(84,442)

Net cash (used in) provided by operating activities	(82,304)	23,333

Cash flows from investing activities:
Capital expenditures	(263,883)	(346,894)
Proceeds from sale of assets	16,481	—

Net cash used in investing activities	(247,402)	(346,894)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	321,462	337,677

Net cash provided by financing activities	321,462	337,677

Net increase in cash and cash equivalents	(8,244)	14,116
Cash and cash equivalents at beginning of period	86,108	5,118

Cash and cash equivalents at end of period	$77,864	$19,234

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$6,870	$—

Non-cash investing activities
Change in accrued additions to construction in progress	$149,637	$(40,894)

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

The Company was formed on July 30, 2008 for the purpose of holding the first lien mortgage loan on the Property and ultimately foreclosing on the Property. On August 29, 2008, the Company, which is an indirect wholly-owned subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”), acquired ownership of the Cosmopolitan Mortgage Loan. The Company then acquired the Property at a foreclosure sale for $1 billion on September 3, 2008, and is the current owner of the Property. In accordance with the terms of its operating agreement, the Company shall continue in perpetuity until dissolved upon the election of Nevada Mezz 1 LLC (“Nevada Mezz”) and Nevada Voteco LLC (“Nevada Voteco” or “Voteco”) or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act. Nevada Voteco and Nevada Mezz are collectively referred to as the “Members” within this Quarterly Report on Form 10-Q.

The Company’s wholly-owned subsidiaries are Nevada Restaurant Venture 1 LLC (“Nevada Restaurant”), which was formed on November 24, 2009 as a limited liability company in Delaware and Nevada Retail Venture 1 LLC (“Nevada Retail”), which was also formed on November 24, 2009 as a limited liability company in Delaware. Nevada Restaurant master leases the Property’s restaurants and the nightclub from the Company and has entered into management agreements with third party restaurant operators and a nightclub operator to manage and operate their respective establishments at the Property. Nevada Retail master leases certain of the retail spaces at the Property from the Company and operates certain of the retail spaces within the Property. In addition, Nevada Retail has also entered into lease agreements with third party retail operators to manage and operate their respective retail businesses at the Property.

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

2.	Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 30, 2011.

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

Newly Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not currently have any comprehensive income to report however, the adoption of this amendment will only impact the presentation of any comprehensive income that may become reportable on the Company’s consolidated condensed financial statements in future periods.

No other new accounting pronouncements issued or effective during 2011 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3.	Income Taxes

As of January 1, 2011, Nevada Parent 1 LLC, the parent of Nevada Property 1 LLC, elected to be treated as a C-Corporation from a single member limited liability company, and as a result, the Company is required to provide for income taxes. Our effective income tax rate was 0% for the three and six months ended June 30, 2011. The Company does not anticipate recording an income tax benefit related to deferred taxes and has recorded a valuation allowance on the net deferred tax assets of the Company’s operations due to the inability to realize these assets. The Company will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company’s major tax jurisdiction is the United States. We are presently not under examination. The Company is subject to examination for years 2008 and after. The Company believes that it has no uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are inconsistent with our position, and as result, could impact the provision for income taxes.

4.	Accounts Receivable, Net

Accounts receivable consist of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Casino	16,875	5,246
Rooms	17,303	1,789
Other	2,573	1,631

	36,751	8,666
Less: allowance for doubtful accounts	(1,403)	—

	$35,348	$8,666

5.	Prepaid Commissions

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

Property and Equipment are stated at the lower of cost or fair value and consist of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Land	$110,277	$110,277
Buildings, building improvements and land improvements	2,687,321	2,587,171
Furniture, fixtures and equipment	383,150	369,714
Construction in progress	45,284	54,822
Less: accumulated depreciation	(85,539)	(10,296)

	$3,140,493	$3,111,688

The presentation of land and construction in progress on the consolidated balance sheet as of December 31, 2010 has been amended to conform to the June 30, 2011 presentation of property and equipment, net which now includes land and construction in progress. CIP includes capitalized interest of $0.3 million and $2.2 million for the three months ended June 30, 2011 and 2010, and $0.5 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively.

As part of the acquisition of the Property at the foreclosure sale on September 3, 2008, the Company also acquired binding contracts for the purchase and sale of 1,821 condominium-hotel units which were originally entered into by the previous owner of the Property. As discussed further in Note 11 “Commitments, Contingencies and Litigation”, as of June 30, 2011, there remain 197 condominium-hotel units that are the subject of ongoing claims with the original contracted purchasers. The Company has taken the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, the majority of the condominium purchasers have failed or refused to perform and close on their respective purchases. As a result, the Company has delivered notices of default and termination to the relevant condominium purchasers and further litigation or arbitrations over the defaulted purchase contracts is likely. The Company is unable to predict how many purchasers will ultimately perform to their contracts, and thus how many condominium units will ultimately close. Some or all of the remaining units may be resolved by settlement, by a decision on the merits in the ongoing arbitration proceedings and/or by certain purchasers performing to their contracts and closing on their units. As of June 30, 2011, all 197 units had been completed and assuming that all of the Purchasers perform to their contracts, approximately $70.8 million of property and equipment as of June 30, 2011, would be subject to future sale.

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined based on our actual historical expense experience and reporting patterns. The total reserve as of June 30, 2011 and December 31, 2010 was $3.8 million and is classified as accrued and other liabilities - construction in the accompanying Condensed Consolidated Balance Sheet.

Once The Cosmopolitan is completed and the insurance policies are closed out, the loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of June 30, 2011 will be sufficient to pay all existing and expected future claims related to the Property.

The table below summarizes the activity in the loss payout account (in thousands):

Balance as of March 31, 2011	$25,068
Claims paid relating to:
Current year	(12)
Prior years	(662)
Interest earned	6

Balance as of June 30, 2011	$24,400

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

8.	Restricted Cash and Advance Condominium Deposits

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The balance of $35.1 million as of June 30, 2011 is composed of $31.2 million in principal and $3.9 million in interest and the balance of $38.6 million as of December 31, 2010 is composed of $34.5 million in principal and $4.1 million in interest.

The Company records deposits received under condominium-hotel unit (“condominium”) sale agreements as restricted cash and deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as income upon closing of the sale of the condominium, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income within the Consolidated Statement of Operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium purchasers or arising due to buyer default is recognized within other income within the Consolidated Statement of Operations (refer to Note 11 for further discussion).

9.	Loan Payable to Affiliate

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

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance. At the opening of the Property, the outstanding balance of the credit facility from DBCI, including all unpaid interest, was converted into a five year term loan. Any undrawn amounts under the credit facility remain available to the Company and are added to the principal balance as and when drawn. Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment of the term loan and any future draw downs will be due on the fifth year anniversary of the term loan.

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

The total amount of the loan payable to affiliate at June 30, 2011 and December 31, 2010 was $3.4 billion and $3.1 billion, respectively. Additionally, at June 30, 2011 and December 31, 2010, the Company had accrued interest payable to affiliate of $9.5 million and $1.5 million with a weighted-average interest rate of approximately 1.04% and 0.36%, respectively.

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

The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Cash held with Deutsche Bank	$28,438	$22,856
Loan payable to affiliate	3,383,958	3,062,496
Interest payable to affiliate	9,539	1,512

Deutsche Bank also provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.2 million during the three months ended June 30, 2011 and $0.2 million for the three months ended June 30, 2010 for these services. The Company was charged $0.4 million and $0.8 million in the six months ended June 30, 2011 and June 30, 2010, respectively.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco LLC (“Voteco”) to pay for all expenses relating to Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The amount paid during the three and six months ended June 30, 2011 by the Company on behalf of Voteco amounted to $0.35 million and $0.45 million, respectively.

11.	Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company has engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operates under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of June 30, 2011, remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $89.8 million.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of June 30, 2011, amounts expected to be paid to WARB under executed contracts totaled $7.1 million.

As of June 30, 2011, the Company had various purchase obligations under open purchase orders and contracts totaling $37.2 million.

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

In the three months ended June 30, 2011, an additional 2 of the condominium purchasers closed on their respective units pursuant to terms of the original purchase contracts. Net proceeds from the sale of these condominium units were $1.8 million resulting in a gain of $0.9 million which has been recorded as gain on sale of fixed assets in the accompanying Condensed Consolidated Statement of Operations.

A purported class action lawsuit was filed against the Company during March 2011 on behalf of all buyers who previously accepted class action settlements. The complaint alleges that the Company failed to disclose material information about the Property to unit purchasers prior to entering into the class action settlements. The complaint asserts claims of fraud, unjust enrichment and money had and received. The plaintiffs are seeking an order compelling the return of the balance of deposits forfeited in the class settlements and additional damages in an unspecified amount. Two separate lawsuits were filed against the Company during April 2011 and May 2011 on behalf of real estate brokers and/or agents purporting to have represented either the buyers or seller under the condominium unit purchase and sale agreements. The complaints include various causes of action and seek to recover unpaid sales commissions allegedly owed the plaintiffs as a result of the sale of condominium-hotel units in the East and West Towers of the Property.

Several individual condominium purchasers who opted out of the class action settlements have commenced confidential arbitrations alleging that the Company defaulted under the condominium unit purchase contracts and are seeking a refund of their deposits. One purchaser has commenced a confidential arbitration proceeding seeking an order compelling the Company to complete a penthouse unit. Arbitration hearings on several of these matters have been held or will be held in the coming months. During July 2011, the Company received a ruling in one arbitration proceeding resulting in an immaterial net gain to the Company that will be booked within the three months ended September 30, 2011. Rulings on other arbitration proceedings are expected within the next 30-60 days.

For each of these claims and those discussed above, the Company believes that it has strong legal defenses, and intends to vigorously defend its position. Management does not believe that these claims or those discussed above will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

As of June 30, 2011, there remain 197 condominium-hotel units that are the subject of ongoing claims with the original contracted purchasers. The Company has taken the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, the majority of the condominium purchasers have failed or refused to perform and close on their respective purchases. As a result, the Company has delivered notices of default and termination to the relevant condominium purchasers and further litigation or arbitrations over the defaulted purchase contracts is likely. The Company is unable to predict how many purchasers will ultimately perform to their contracts, and thus how many condominium units will ultimately close. Some or all of the remaining units may be resolved by settlement, by a decision on the merits in the ongoing arbitration proceedings and/or by certain purchasers performing to their contracts and closing on their units.

d. Other Matters

The Company is subject to various claims and litigation arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

12.	Membership Interests

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

Operations

We commenced operations on December 15, 2010 therefore, the six months ended June 30, 2011, represent the first full six months of operations at the Property. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

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

The Casino

The approximately 100,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,482 slot machines and 77 table games, with immediate guest access from each of the East and West Towers and accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has a separate area for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

Phase I of the Hotel, comprising of 1,998 hotel and condominium-hotel style rooms, opened on December 15, 2010. An additional 968 hotel and condominium-hotel style units located in the West Tower (“Phase II”) will be completed incrementally through September 2011 without disruption to the already existing operations. To date, 520 rooms completed as part of Phase II have been added to the room inventory, increasing the number of available rooms as of June 30, 2011 to 2,518.

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

Nightclub and Recreation Deck

The Cosmopolitan features an integrated entertainment venue of approximately 56,000 square feet including a cutting edge, world class nightclub operation called “Marquee Nightclub & Dayclub at The Cosmopolitan” (the “Marquee”). Marquee is approximately 31,000 square feet, and is located at the top of the podium between the two hotel towers. Marquee Nightclub encompasses all of the features of a major Las Vegas integrated resort nightclub, including an ultra lounge experience and a Dayclub. The Dayclub opened in April 2011 and features 22,000 square feet of entertainment space including two pools, several bars, a gaming area comprising six table games, and grand cabanas with individual infinity pools.

Spa/Salon/Fitness Centers

Our integrated resort offers a 50,000 square-foot spa & hammam facility, located at the base of the West Tower which is easily accessible from any room in The Cosmopolitan. Our spa & hammam are key elements in the overall offerings to our guests, and offers a level of quality, service, and experience that we believe competes with the best spa offerings in the Las Vegas market.

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

Results of Operations

The following table presents Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$126,108	$0	$231,084	$0
Operating expenses	171,201	12,548	326,758	18,282
Operating loss	(45,093)	(12,548)	(95,674)	(18,282)
Income (loss) before income taxes	(54,298)	2,973	(111,129)	(8,511)
Net income (loss)	(54,298)	2,973	(111,129)	(8,511)

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

We incurred a net loss of $54.3 million and $111.1 million, respectively for the three and six months ended June 30, 2011. Comparison to the same period in 2010 is not relevant given we were solely in our construction and pre-opening stage during that period.

Operating Measures

Certain gaming and hospitality industry specific statistics are included in the discussion of our operational performance for the three and six months ended June 30, 2011. These statistics are defined below:

•	Table games hold percentage is the percentage of drop (amount of cash and net markers issued that are deposited in a gaming table’s drop box) that is won by the casino and recorded as casino revenue.

•	Average Daily Rate (“ADR”) – calculated by dividing total room revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) - calculated by dividing total room revenue by total rooms available.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The Property’s operations in the three months ended June 30, 2011 have no comparisons to three months ended June 30, 2010, as we were solely in our construction and pre-opening stage during those periods.

Revenues

Our revenues for the three months ended June 30, 2011 and June 30, 2010 respectively were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Revenues:
Casino	$28,192	$—
Rooms	45,901	—
Food and beverage	70,130	—
Entertainment, retail and other	6,184	—

Gross revenues	150,407	—
Less — promotional allowances	(24,299)	—

Net revenues	$126,108	$—

The Company’s gross gaming revenues consisting of table games and slots were approximately $28.2 million for the three months ended June 30, 2011. The table games hold percentage (before discounts) for the three months ended June 30, 2011 was 11.6% which is currently below our expected range of 12% to 15%. The volume of table games play increased steadily over the three months as our focus on hosted table games customers continues to yield solid results. We continue to focus on supplementing the level of table games play at the Property. The Company’s Board has approved plans to construct a further high limit gaming area of approximately 9,600 square feet. This additional area will comprise 15 table games and is expected to be completed by November 2011.

We continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, and building our database of slot customers during the initial ramp up period for the Property.

The Company’s gross room revenues were approximately $45.9 million. ADR and occupancy for that period were $246 and 91.4%, respectively, generating REVPAR of $225. Hotel results for the three months ended June 30, 2011 continue to reflect strong demand in both the free independent traveler and group sales categories. In late June 2011, 234 rooms completed as part of Phase II were added to the room inventory and did not have a significant dilutive effect on either ADR or occupancy rates. In addition, room bookings under our distribution agreement with the Autograph Collection, Marriott International, Inc.’s portfolio of upscale and luxury independent hotels and resorts, have continued to grow.

Other non-gaming revenues included gross food and beverage revenues of approximately $70.1 million and entertainment, retail and other revenues, including the spa and salon, of approximately $6.2 million.

Food and beverage revenues of $70.1 million are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as the Marquee nightclub, which are both 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the three months ended June 30, 2011 is attributable to the continuing strong demand in the Marquee Nightclub and high volume of customers visiting our restaurants. These revenues also include revenue from the Marquee Dayclub which opened in April 2011.

Entertainment, retail and other revenues are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities.

Revenues for the three months ended June 30, 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $24.3 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the three months ended June 30, 2011 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s development. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms as the initial ramp up period passes.

Operating expenses

Our operating expenses for the three months ended June 30, 2011 and June 30, 2010 respectively were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Operating expenses:
Casino	25,028	—
Rooms	12,218	—
Food and beverage	50,498	—
Entertainment, retail and other	7,097	—
General and administrative	33,279	—
Corporate expense	3,267	—
Pre-opening expenses	168	12,466
Impairment loss	2,036	—
Gain on sale of assets	(974)	—
Depreciation and amortization	38,584	82

	171,201	12,548

Departmental, Administrative and Other Expenses

Operating expenses in the three months ended June 30, 2011 include direct departmental expenses not present in the corresponding 2010 period. During 2011, these departmental expenses included casino expenses of $25.0 million, rooms expenses of $12.2 million, food and beverage expenses of $50.5 million, and retail and other expenses of $7.1 million. Casino operating expenses include the estimated departmental cost of providing promotional allowances. The level of operating expenses within “entertainment, retail and other” are also inclusive of the entertainment activities on the casino floor that are offered free of charge to the Public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property. General and administrative expenses totaled approximately $33.3 million.

Pre-opening expenses

Pre-opening expenses for the three months ended June 30, 2011 of $0.2 million are comprised of direct salaries and wages, legal and consulting fees, insurance and utilities relating to opening of the Marquee Dayclub and the ongoing construction as part of Phase II. Pre-opening expenses for the three months ended June 30, 2010 of $12.5 million consisted primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I of the Property which opened on December 15, 2010.

Impairment loss

The impairment loss of $2.0 million recorded within the three months ended June 30, 2011 represents the write-off of the identity membership lounge (the “lounge”). The lounge was demolished to make way for the additional high limit gaming area that is due to be completed by November 2011.

Gain on sale of assets

The gain on sale of assets within the three months ended June 30, 2011 of $1.0 million primarily represents the sale of 2 condominium units within the Property. These condominium units were sold pursuant to the terms of the purchase contracts originally entered into by the previous owner of the Property. These binding contracts were acquired by the Company as part of the acquisition of the Property at the foreclosure sale on September 3, 2008.

Depreciation and amortization

Depreciation and amortization charges increased by $38.5 million in the three months ended June 30, 2011 as compared to the same period in the prior year. The primary reason for the increase was that the majority of the assets were placed into service upon the opening of the Property on December 15, 2010.

Other income (expense)

Our other income and expenses for the three months ended June 30, 2011 and June 30, 2010 respectively were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Other income (expense):
Net settlement and default income	$—	$18,465
Abandoned assets	—	(2,999)
Interest income	32	145
Interest expense, net of amounts capitalized	(9,237)	(90)

	$(9,205)	$15,521

Net settlement and default income

The income of $18.5 million recorded within the three months ended June 30, 2010 represented the net gain resulting from the Company finalizing a class action settlement with 427 condominium purchasers in the East Tower of the Property. The condominium purchasers received 68.0% of their principal deposits with the Company retaining 32.0% of same, plus all interest thereon.

Abandoned assets

The expense of $3.0 million recorded within the three months ended June 30, 2010 represented certain construction in progress related assets that we deemed to have no future value to the Company. The abandoned assets consisted primarily of fixtures and furnishings, which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. The assets were identified following the finalization of certain interior designs in the three months ended June 30, 2010.

Interest expense, net of amounts capitalized

Interest expense for the three months ended June 30, 2011 was $9.2 million as compared to $0.1 million for the three months ended June 30, 2010. The significant increase in interest expense is due to the opening of Phase I of the Property on December 15, 2010 whereby the Company ceased capitalizing interest to construction costs. In addition, the Company’s debt attracts a higher interest rate since the opening of the Property as required by the terms of the credit agreement. The Company continues to capitalize interest relating to the ongoing construction of Phase II of the Property although the amounts capitalized are significantly reduced from prior year levels as construction is nearly complete.

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

The following table presents a reconciliation of adjusted EBITDA to net loss for the three months ended June 30, 2011 (unaudited, in thousands):

Three Months Ended June 30, 2011
Net loss	$(54,298)
Interest, net	9,205
Depreciation and amortization	38,584

EBITDA	(6,509)
Pre-opening expenses	168
Corporate expenses	3,267
Rent expenses	820

Adjusted EBITDA	$(2,254)

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

The Property’s operations in the six months ended June 30, 2011 have no comparisons to six months ended June 30, 2010, as we were solely in our construction and pre-opening stage during those periods.

Revenues

Our revenues for the six months ended June 30, 2011 and June 30, 2010 respectively were as follows (in thousands):

	$59,207	$59,207
	Six Months Ended June 30,
	2011	2010
Revenues:
Casino	$59,207	$—
Rooms	80,321	—
Food and beverage	127,711	—
Entertainment, retail and other	10,624	—

Gross revenues	277,863	—
Less — promotional allowances	(46,779)	—

Net revenues	$231,084	$—

The Company’s gross gaming revenues consisting of table games and slots were approximately $59.2 million for the six months ended June 30, 2011. The table games hold percentage (before discounts) for the six months ended June 30, 2011 was 10.7% which is currently below our expected range of 12% to 15%. The volume of table games play has increased steadily over the six months as our focus on hosted table games customers continues to yield solid results. We continue to focus on supplementing the level of table games play at the Property and the Board has approved plans to construct a further high limit gaming area of approximately 9,600 square feet. This additional area will comprise 15 table games and is expected to be completed by November 2011.

We continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, and building our database of slot customers during the initial ramp up period for the resort.

The Company’s gross room revenues were approximately $80.3 million. ADR and occupancy for that period were $244 and 88.8%, respectively, generating REVPAR of $217. Hotel results for the six months ended June 30, 2011 reflect strong demand in both the free independent traveler and group sales categories. 520 rooms completed as part of Phase II have been added to the room inventory in the six months ended June 30, 2011. These additional rooms did not have a significant dilutive effect on either ADR or occupancy rates. The remaining 448 rooms currently being constructed as part of Phase II will be fully complete by September 2011. In addition, room bookings under our distribution agreement with the Autograph Collection, Marriott International, Inc.’s portfolio of upscale and luxury independent hotels and resorts, continues to grow.

Other non-gaming revenues included gross food and beverage revenues of approximately $127.7 million and entertainment, retail and other revenues, including the spa and salon, of approximately $10.6 million.

Food and beverage revenues of $127.7 million are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as Marquee, which are both 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the six months ended

June 30, 2011 is attributable to the continuing strong demand in Marquee and high volume of customers visiting our restaurants. These revenues also include revenue from the Marquee Dayclub that opened in April 2011.

Entertainment, retail and other revenues totaling $10.6 million are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities. The level of operating expenses within “entertainment, retail and other” are also inclusive of the entertainment activities on the casino floor that are offered free of charge to the Public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property.

Revenues for the six months ended June 30, 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $46.8 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the six months ended June 30, 2011 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s development. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms as the initial ramp up period passes.

Operating expenses

Our operating expenses for the six months ended June 30, 2011 and June 30, 2010 respectively were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Operating expenses:
Casino	$49,040	$—
Rooms	21,646	—
Food and beverage	96,260	—
Entertainment, retail and other	14,211	—
General and administrative	68,704	—
Corporate expense	6,298	—
Pre-opening expenses	782	18,178
Impairment loss	2,036	—
Gain on sale of assets	(8,449)	—
Depreciation and amortization	76,230	104

	$326,758	$18,282

Departmental, Administrative and Other Expenses

Operating expenses in the six months ended June 30, 2011 include direct departmental expenses not present in the corresponding 2010 period. During 2011, these departmental expenses included casino expenses of $49.0 million, rooms expenses of $21.6 million, food and beverage expenses of $96.3 million, and entertainment, retail and other expenses of $14.2 million. Casino operating expenses include the estimated departmental cost of providing promotional allowances. The level of operating expenses within “entertainment, retail and other” are also inclusive of the entertainment activities on the casino floor that are offered free of charge to the Public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property. General and administrative expenses totaled approximately $68.7 million.

Pre-opening expenses

Pre-opening expenses for the six months ended June 30, 2011 of $0.8 million are comprised of direct salaries and wages, legal and consulting fees, insurance and utilities relating to the ongoing construction as part of Phase II. Pre-opening expenses for the six months ended June 30, 2010 of $18.2 million consisted primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I of the Property which opened on December 15, 2010.

Gain on sale of assets

The gain on sale of assets within the six months ended June 30, 2011 of $8.4 million primarily represents the sale of 17 condominium units within the Property. These condominium units were sold pursuant to the terms of the purchase contracts originally entered into by the previous owner of the Property. These binding contracts were acquired by the Company as part of the acquisition of the Property at the foreclosure sale on September 3, 2008. As of June 30, 2011, there remain 197 condominium-hotel units that are the subject of ongoing claims with the original contracted purchasers. The Company has taken the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, the majority of the condominium purchasers have failed or refused to perform and close on their respective purchases. As a result, the Company has delivered notices of default and termination to the relevant condominium purchasers and further litigation or arbitrations over the defaulted purchase contracts is likely. The Company is unable to predict how many purchasers will ultimately perform to their contracts, and thus how many condominium units will ultimately close. Some or all of the remaining units may be resolved by settlement, by a decision on the merits in the ongoing arbitration proceedings and/or by certain purchasers performing to their contracts and closing on their units.

Depreciation and amortization

Depreciation and amortization charges increased by $76.1 million in the six months ended June 30, 2011 as compared to the same period in the prior year. The primary reason for the increase was that the majority of the assets were placed into service upon the opening of the Property on December 15, 2010.

Other income (expense)

Our other income and expenses for the six months ended June 30, 2011 and June 30, 2010, respectively were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Other income (expense):
Net settlement and default income	$—	$18,892
Abandoned assets	—	(9,422)
Interest income	45	443
Interest expense, net of amounts capitalized	(15,500)	(142)

	$(15,455)	$9,771

Net settlement and default income

The income of $18.9 million recorded within the three months ended June 30, 2010 represented the net gain resulting from the Company finalizing a class action settlement with 427 condominium purchasers in the East Tower of the Property. The condominium purchasers received 68.0% of their principal deposits with the Company retaining 32.0% of same, plus all interest thereon. The net gain amount for the six months ended June 30, 2011 also reflected subsequent settlements with some of the purchasers within the East and the West Towers in individual transactions on terms identical to the applicable class action settlement.

Abandoned assets

The expense of $9.4 million recorded within the six months ended June 30, 2010 represented certain construction in progress related assets that we deemed to have no future value to the Company. The abandoned assets consisted primarily of fixtures and furnishings, which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. The assets were identified following the finalization of certain interior designs in the six months ended June 30, 2010.

Interest expense, net of amounts capitalized

Interest expense for the six months ended June 30, 2011 was $15.5 million as compared to $0.1 million for the six months ended June 30, 2010. The significant increase in interest expense is due to the opening of Phase I of the Property on December 15, 2010 whereby the Company ceased capitalizing interest to construction costs. In addition, the Company’s debt attracts a higher interest rate since the opening of the Property as required by the terms of the credit agreement. The Company continues to capitalize interest relating to the ongoing construction of Phase II of the Property although the amounts capitalized are significantly reduced from prior year levels as construction is nearly complete.

Non-GAAP measure - adjusted EBITDA

The following table presents a reconciliation of adjusted EBITDA to net loss for the six months ended June 30, 2011 (unaudited, in thousands):

Six Months Ended June 30, 2011
Net loss	$(111,129)
Interest, net	15,455
Depreciation and amortization	76,230

EBITDA	(19,444)
Pre-opening expenses	782
Corporate expenses	6,298
Rent expenses	1,797

Adjusted EBITDA	$(10,567)

Liquidity and Capital Resources

The following table presents Condensed Consolidated Statements of Cash flows data for each of the periods indicated (unaudited, in thousands):

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net cash (used in) provided by operating activities	$(82,304)	$23,333
Net cash used in investing activities	(247,402)	(346,894)
Net cash provided by financing activities	321,462	337,677

Net cash (used in) provided by operating activities

The increase in cash used in operating activities as compared to the net cash provided by operating activities in the six months ended June 30, 2010 is primarily attributable to the increase in working capital following the commencement of operations on December 15, 2010 as well as losses generated in the first six months of operations.

Net cash used in investing activities

Capital expenditures totaled $247.4 million and were primarily incurred for the payment of construction payables from Phase I and the ongoing construction of Phase II of the Property. These expenditures were partially off-set by proceeds from the sale of 17 condominium units at the Property and other assets of $16.3 million and $0.2 million, respectively. Capital expenditures as of June 30, 2010 represent expenses relating to the construction of Phase I of the Property.

We estimate capital expenditures will total at least $221 million during the year ending December 31, 2011. This is expected to be comprised of approximately $213.0 million relating to the completion of construction of Phase II and approximately $8.0 million for other capital projects. In addition, our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations such as a requirement to install additional surveillance or life safety equipment.

Net cash provided by financing activities

These cash flows represent the amounts drawn against our credit facility with DBCI which were used to pay construction expenses relating to Phase I and Phase II of the Property and to finance, in part, the operations at the Property.

Liquidity

As of June 30, 2011, we had $77.9 million in available cash and cash equivalents. We intend to finance the costs to complete Phase II of the Property with borrowings from DBCI pursuant to the credit facility, but we may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the US and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion credit facility with DBCI, $3.4 billion of which was outstanding as of June 30, 2011. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. Amounts under the total facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. The credit facility does not include any financial covenants. The current expiration of the credit facility is December 2015.

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

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance. At the opening of the Property, the outstanding balance of the credit facility from DBCI, including all unpaid interest, was converted into a five year term loan. Any undrawn amounts under the credit facility remain available to the Company and are added to the principal balance as and when drawn. Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan.

Under the terms of our credit agreements, proceeds from our credit facilities may be used to pay for (i) the costs of constructing and completing the Property, (ii) Property operating deficits and, (iii) payment of interest on the loan to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt will become due and payable upon a change of control of the Company.

The Company classifies construction related accounts payable, retention and accrued and other liabilities as long term liabilities as they are financed by the Company’s credit facility with DBCI and therefore will not require the use of working capital.

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months and believe those requirements consist primarily of funds necessary to pay construction payables and retention from Phase I and complete the construction of Phase II of the Property as well as to finance interest payments and ongoing working capital requirements. We expect our short-term liquidity requirements to be approximately $288 million.

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

The debt structure described above will require the Company to generate sufficient cash flow to pay the current interest due on the outstanding borrowings on a quarterly basis. Since interest rates will reset quarterly based on the value of LIBOR at the reset date, the Company will have a variable interest obligation that may cause volatility in our cash flows. The interest rate structure described above does not include a credit risk premium in the spread over the base rate. The lack of a risk premium in the interest rate reflects the fact that the Company is an indirect wholly-owned subsidiary of Deutsche Bank. This interest rate is not representative of third party interest rates that the Property would have to ordinarily bear if funding were obtained from an unrelated party. Upon a change of control event, we expect that the Company will be subject to pay a credit risk premium to any lender that provides financing. In addition, base interest rates are at historic low levels and interest rates will likely increase over time.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) require us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our Consolidated Financial Statements included in 2010 Annual Report on Form 10-K filed on March 30, 2011.

Newly Issued Accounting Standards

Refer to related disclosure within Note 2 to our Condensed Consolidated Financial Statements included in Item 1 – Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of June 30, 2011, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $33.8 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11, Commitments, Contingencies and Litigation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our significant current legal proceedings.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other information

None

Item 6. Exhibits

Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC Registrant

/S/ JOHN UNWIN
John Unwin
Chief Executive Officer

Date: August 12, 2011

/S/ JEFFREY S. BURGE
Jeffrey S. Burge
Chief Financial Officer
(Principal Financial Officer)

Date: August 12, 2011