Form 10-Q
period 2011-09-30
Nevada Property 1 LLC
filed 2011-11-14
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of November 14, 2011 Nevada Voteco LLC owns all of the 100 Class A Voting Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Non-Voting Membership Interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash held with Deutsche Bank	$31,374	$22,856
Cash held with third parties and on hand	41,816	63,252

Total cash and cash equivalents	73,190	86,108
Accounts receivable, net	38,898	8,666
Inventories	9,781	6,739
Other assets	18,245	14,972

Total current assets	140,114	116,485
Property and equipment, net	3,137,170	3,111,688
Intangible asset, net	13,716	14,911
Restricted cash	34,516	38,567
Prepaid commission	5,355	6,163
Other assets	49,060	48,907

Total assets	$3,379,931	$3,336,721

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$7,653	$11,988
Interest payable to affiliate	9,788	—
Accrued and other liabilities	49,004	65,394

Total current liabilities	66,445	77,382
Accounts payable — construction	8,249	59,488
Accounts payable — retention	44,850	78,039
Accrued and other liabilities — construction	36,755	128,832
Interest payable to affiliate	—	1,512
Advance condominium deposits	34,516	38,567
Loan payable to affiliate	3,462,524	3,062,496
Other liabilities	9,667	3,862

Total liabilities	3,663,006	3,450,178

Commitments and contingencies (note 11)
Members’ deficit	(283,075)	(113,457)

Total liabilities and members’ deficit	$3,379,931	$3,336,721

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Casino	$23,862	—	$83,069	—
Rooms	49,286	—	129,607	—
Food and beverage	68,903	—	196,614	—
Entertainment, retail and other	6,819	—	17,443	—

Gross revenues	148,870	—	426,733	—
Less — promotional allowances	(22,244)	—	(69,023)	—

Net revenues	126,626	—	357,710	—

Operating expenses:
Casino	22,523	—	71,563	—
Rooms	13,156	—	34,802	—
Food and beverage	51,405	—	147,665	—
Entertainment, retail and other	9,356	—	23,567	—
General and administrative	34,671	—	103,375	—
Corporate expense	3,196	—	9,494	—
Pre-opening expenses	684	23,449	1,466	41,627
Impairment loss	297	—	2,333	—
Gain on sale of assets	(81)	—	(8,530)	—
Depreciation and amortization	40,685	321	116,915	425

	175,892	23,770	502,650	42,052

Operating loss	(49,266)	(23,770)	(144,940)	(42,052)

Other income (expense):
Net settlement and default income	—	1,991	—	20,883
Abandoned assets	—	(483)	—	(9,905)
Interest income	186	18	231	461
Interest expense, net of amounts capitalized	(9,409)	(326)	(24,909)	(468)

Loss before income taxes	(58,489)	(22,570)	(169,618)	(31,081)
Income tax expense	—	—	—	—

Net loss	$(58,489)	$(22,570)	$(169,618)	$(31,081)

See accompanying notes to condensed consolidated financial statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(169,618)	$(31,081)
Depreciation and amortization	116,915	425
Impairment loss	2,333	—
Abandoned assets	—	9,905
Gain on sale of assets	(8,530)	—
Changes in operating assets and liabilities:
Accounts receivable	(30,232)	—
Inventories	(3,042)	—
Other assets	(6,238)	(13,157)
Accounts payable	(4,335)	2,431
Accrued and other liabilities	(12,951)	9,420
Landlord contribution	2,286	—
Interest payable to affiliate	8,276	906
Restricted cash	4,051	94,768
Prepaid comissions	808	15,736
Deferred revenue	(4,051)	(93,997)

Net cash used in operating activities	(104,328)	(4,644)

Cash flows from investing activities:
Capital expenditures	(325,099)	(579,982)
Proceeds from sale of assets	16,481	—

Net cash used in investing activities	(308,618)	(579,982)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	400,028	600,091

Net cash provided by financing activities	400,028	600,091

Net (decrease) increase in cash and cash equivalents	(12,918)	15,465
Cash and cash equivalents at beginning of period	86,108	5,118

Cash and cash equivalents at end of period	$73,190	$20,583

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$16,419	$—

Non-cash investing activities
Change in accrued additions to construction in progress	$173,693	$(84,929)

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

The Company was formed on July 30, 2008 for the purpose of holding the first lien mortgage loan on the Property and ultimately foreclosing on the Property. On August 29, 2008, the Company, which is an indirect wholly-owned subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”), acquired ownership of the Cosmopolitan Mortgage Loan. The Company then acquired the Property at a foreclosure sale for $1.0 billion on September 3, 2008, and is the current owner of the Property. In accordance with the terms of its operating agreement, the Company shall continue in perpetuity until dissolved upon the election of Nevada Mezz 1 LLC (“Nevada Mezz”) and Nevada Voteco LLC (“Nevada Voteco” or “Voteco”) or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act. Nevada Voteco and Nevada Mezz are collectively referred to as the “Members” within this Quarterly Report on Form 10-Q.

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

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 30, 2011.

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

As of January 1, 2011, Nevada Parent 1 LLC, the parent of Nevada Property 1 LLC, elected to be treated as a C-Corporation from a single member limited liability company, and as a result, the Company is required to provide for income taxes. Our effective income tax rate was 0% for the three and nine months ended September 30, 2011. The Company does not anticipate recording an income tax benefit related to deferred taxes and has recorded a valuation allowance on the net deferred tax assets of the Company’s operations due to the inability to realize these assets. The Company will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company’s major tax jurisdiction is the United States. We are presently not under examination. The Company is subject to examination for years 2008 and after. The Company believes that it has no uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are inconsistent with our position, and as a result, could impact the provision for income taxes.

4.	Accounts Receivable, Net

Accounts receivable consist of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Casino	19,448	5,246
Rooms	17,969	1,789
Other	3,492	1,631

	40,909	8,666
Less: allowance for doubtful accounts	(2,011)	—

	$38,898	$8,666

5.	Prepaid Commissions

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

Property and Equipment are stated at the lower of cost or fair value and consist of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Land	$110,277	$110,277
Buildings, building improvements and land improvements	2,734,436	2,587,171
Furniture, fixtures and equipment	400,749	369,714
Construction in progress	17,513	54,822
Less: accumulated depreciation	(125,805)	(10,296)

	$3,137,170	$3,111,688

The presentation of land and construction in progress on the consolidated balance sheet as of December 31, 2010 has been amended to conform to the September 30, 2011 presentation of property and equipment, net which now includes land and construction in progress. CIP includes capitalized interest of $0.4 million and $3.2 million for the three months ended September 30, 2011 and 2010, and $0.9 million and $6.7 million for the nine months ended September 30, 2011 and 2010, respectively.

As part of the acquisition of the Property at the foreclosure sale on September 3, 2008, the Company also acquired binding contracts for the purchase and sale of 1,821 condominium-hotel units which were originally entered into by the previous owner of the Property. As discussed further in Note 11 “Commitments, Contingencies and Litigation”, as of September 30, 2011, there remain 194 condominium-hotel units that are the subject of ongoing claims with the original contracted purchasers. The Company has taken the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, the majority of the condominium purchasers have failed or refused to perform and close on their respective purchases. As a result, the Company has delivered notices of default and termination to the relevant condominium purchasers and further litigation or arbitrations over the defaulted purchase contracts is likely. These remaining units are likely to be resolved by settlement and/or by a decision on the merits in the ongoing arbitration proceedings.

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve as of September 30, 2011 and December 31, 2010 was $3.8 million and is classified as accrued and other liabilities — construction in the accompanying Condensed Consolidated Balance Sheet.

Once The Cosmopolitan is completed and the insurance policies are closed out, the loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of September 30, 2011 will be sufficient to pay all existing and expected future claims related to the Property.

The table below summarizes the activity in the loss payout account (in thousands):

Balance as of January 1, 2011	$25,711
Claims paid relating to:
Current year	(7)
Prior years	(642)
Interest earned	6

Balance as of March 31, 2011	$25,068
Claims paid relating to:
Current year	(12)
Prior years	(662)
Interest earned	6

Balance as of June 30, 2011	$24,400
Claims paid relating to:
Current year	(73)
Prior years	(501)
Interest earned	6

Balance as of September 30, 2011	$23,832

The net balance of deposits in the loss payout account is classified as other non-current assets in the accompanying Consolidated Balance Sheets. At December 31, 2008, the Company was obligated to make additional contributions of $4.8 million to the loss payout account based on the original estimated insurance liability for the Property. The obligation for additional cash funding was waived during 2009 and replaced with an agreement to post a Letter of Credit in the same amount. The funding requirement was adjusted further in November 2009 from the original $4.8 million to $2.2 million. The $2.2 million has been funded in the form of a Letter of Credit.

8.	Restricted Cash and Advance Condominium Deposits

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The balance of $34.5 million as of September 30, 2011 is composed of $30.6 million in principal and $3.9 million in interest and the balance of $38.6 million as of December 31, 2010 is composed of $34.5 million in principal and $4.1 million in interest.

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

The total amount of the loan payable to affiliate at September 30, 2011 and December 31, 2010 was $3.5 billion and $3.1 billion, respectively. Additionally, at September 30, 2011 and December 31, 2010, the Company had accrued interest payable to affiliate of $9.8 million and $1.5 million with a weighted-average interest rate of approximately 1.07% and 0.36%, respectively.

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

The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Cash held with Deutsche Bank	$31,374	$22,856
Construction loan payable to affiliate	3,462,524	3,062,496
Interest payable to affiliate	9,788	1,512

Deutsche Bank also provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.1 million during the three months ended September 30, 2011 and $0.3 million for the three months ended September 30, 2010 for these services. The Company was charged $0.5 million and $1.0 million in the nine months ended September 30, 2011 and September 30, 2010, respectively.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco LLC (“Voteco”) to pay for all expenses relating to Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The amount paid during the three and nine months ended September 30, 2011 by the Company on behalf of Voteco amounted to $0.4 million and $0.8 million, respectively.

11.	Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company has engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operates under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of September 30, 2011, remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $63.2 million.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of September 30, 2011, amounts expected to be paid to WARB under executed contracts totaled $3.0 million.

As of September 30, 2011, the Company had various purchase obligations under open purchase orders and contracts totaling $14.6 million.

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

In the three months ended June 30, 2011, an additional 2 of the condominium purchasers closed on their respective units pursuant to terms of the original purchase contracts. Net proceeds from the sale of these condominium units were $1.8 million resulting in a gain of $0.9 million which has been recorded as gain on sale of fixed assets in the accompanying Condensed Consolidated Statement of Operations. None of the condominium purchasers closed on their respective units in the three months ended September 30, 2011.

A purported class action lawsuit was filed against the Company during March 2011 on behalf of all buyers who previously accepted class action settlements. The complaint alleges that the Company failed to disclose material information about the Property to unit purchasers prior to entering into the class action settlements. The complaint asserts claims of fraud, unjust enrichment and money had and received. The plaintiffs are seeking an order compelling the return of the balance of deposits forfeited in the class settlements and additional damages in an unspecified amount. The Company had filed a motion to dismiss the case and on October 28, 2011, the counsel for the plaintiffs voluntarily dismissed the action. Two separate lawsuits were filed against the Company during April 2011 and May 2011 on behalf of real estate brokers and/or agents purporting to have represented either the buyers or seller under the condominium unit purchase and sale agreements. The complaints include various causes of action and seek to recover unpaid sales commissions allegedly owed the plaintiffs as a result of the sale of condominium-hotel units in the East and West Towers of the Property. The Company denies the allegations contained in these complaints and has filed a motion to dismiss in each of the actions. To date, no rulings have been issued on the Company’s motions. Rulings on these lawsuits are expected within the next 30 days.

Several individual condominium purchasers who opted out of the class action settlements have commenced confidential arbitrations alleging that the Company defaulted under the condominium unit purchase contracts and are seeking a refund of their deposits. One purchaser has commenced a confidential arbitration proceeding seeking an order compelling the Company to complete a penthouse unit. Arbitration hearings on several of these matters have been held or will be held in the coming months. During July and September 2011, the Company received rulings in two arbitration proceedings that resulted in an immaterial net gain to the Company which was booked within the three months ended September 30, 2011. Rulings on other arbitration proceedings are expected within the next 30 days.

For each of these claims and those discussed above, the Company believes that it has strong legal defenses, and intends to vigorously defend its position. Management does not believe that these claims or those discussed above will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

As of September 30, 2011, there remain 194 condominium-hotel units that are the subject of ongoing claims with the original contracted purchasers. The Company has taken the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, the majority of the condominium purchasers have failed or refused to perform and close on their respective purchases. As a result, the Company has delivered notices of default and termination to the relevant condominium purchasers and further litigation or arbitrations over the defaulted purchase contracts is likely. These remaining units are likely to be resolved by settlement and/or by a decision on the merits in the ongoing arbitration proceedings.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to: continuing recessionary economic and market conditions, particularly in levels of spending in the Las Vegas gaming and hospitality industry; changes in the competitive environment in our industry; the seasonal nature of the gaming and hospitality industry; the capital intensive nature of the Las Vegas gaming and hospitality industry; costs associated with compliance with extensive regulatory requirements; diminishing value of our name, image and brand; the impact of any material litigation; the loss of key members of our senior management; and the other risks discussed in the section entitled “Item 1A — Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 30, 2011. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in our Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

Operations

We commenced operations on December 15, 2010 therefore, the nine months ended September 30, 2011, represent the first full nine months of operations at the Property. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

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

The Hotel

Phase I of the Hotel, comprising of 1,998 hotel and condominium-hotel style rooms and ten three-story bungalow-style suites, opened on December 15, 2010. An additional 968 hotel and condominium-hotel style units located in the West Tower (“Phase II”) were completed and added to the room inventory incrementally through September 2011 increasing the number of available rooms as of September 30, 2011 to 2,976.

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

Nightclub and Recreation Deck

The Cosmopolitan features an integrated entertainment venue of approximately 56,000 square feet including a cutting edge, world class nightclub operation called “Marquee Nightclub & Dayclub at The Cosmopolitan” (the “Marquee”). Marquee is approximately 31,000 square feet, and is located at the top of the podium between the two hotel towers. Marquee Nightclub encompasses all of the features of a major Las Vegas integrated resort nightclub, including an ultra lounge experience and a Dayclub. The Dayclub opened in April 2011 and features 22,000 square feet of entertainment space including two pools, several bars, a gaming area comprising nine table games, and grand cabanas with individual infinity pools.

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

Results of Operations

The following table presents Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$126,626	$—	$357,710	$—
Operating expenses	175,892	23,770	502,650	42,052
Operating loss	(49,266)	(23,770)	(144,940)	(42,052)
Loss before income taxes	(58,489)	(22,570)	(169,618)	(31,081)
Net loss	(58,489)	(22,570)	(169,618)	(31,081)

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

We incurred a net loss of $58.5 million and $169.6 million, respectively for the three and nine months ended September 30, 2011. Comparison to the same period in 2010 is not relevant given we were solely in our construction and pre-opening stage during that period.

Operating Measures

Certain gaming and hospitality industry specific statistics are included in the discussion of our operational performance for the three and nine months ended September 30, 2011. These statistics are defined below:

•	Table games hold percentage is the percentage of drop (amount of cash and net markers issued that are deposited in a gaming table’s drop box) that is won by the casino and recorded as casino revenue.

•	Average Daily Rate (“ADR”) — calculated by dividing total room revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) — calculated by dividing total room revenue by total rooms available.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The Property’s operations in the three months ended September 30, 2011 have no comparisons to three months ended September 30, 2010, as we were solely in our construction and pre-opening stage during those periods.

Revenues

Our revenues for the three months ended September 30, 2011 and September 30, 2010 respectively were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Revenues:
Casino	$23,862	$—
Rooms	49,286	—
Food and beverage	68,903	—
Entertainment, retail and other	6,819	—

Gross revenues	148,870	—
Less — promotional allowances	(22,244)	—

Net revenues	$126,626	$—

The Company’s gross gaming revenues consisting of table games and slots were approximately $23.9 million for the three months ended September 30, 2011. The table games hold percentage (before discounts) for the three months ended September 30, 2011 was 7.6% which is currently below our expected range of 12% to 15%. Our focus continues to be on supplementing the level of table games play at the Property. The Company is in the process of constructing a further high limit gaming area of approximately 9,600 square feet. This additional area will comprise 15 table games and is expected to be completed by mid November 2011. We expect that the opening of this additional gaming space will help improve table games volume with the benefits likely impacting results beginning in the first half of 2012.

We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, and building our database of slot customers during the initial ramp up period for the Property.

The Company’s gross room revenues were approximately $49.3 million in the three months ended September 30, 2011. ADR and occupancy for that period were $233 and 83.7%, respectively, generating REVPAR of $195. Hotel revenues for the three months ended September 30, 2011 continue to reflect strong demand in both the free independent traveler and group sales categories. An additional 448 rooms completed as part of Phase II were added to the room inventory in the three months ended September 30, 2011 which did not have a significant dilutive effect on either ADR or occupancy rates.

Other non-gaming revenues included gross food and beverage revenues of approximately $68.9 million and entertainment, retail and other revenues, including the spa and salon, of approximately $6.8 million in the three months ended September 30, 2011.

Food and beverage revenues of $68.9 million are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as the Marquee, which are both 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the three months ended September 30, 2011 is attributable to the continuing strong demand in the Marquee and high volume of customers visiting our restaurants.

Entertainment, retail and other revenues are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities.

Revenues for the three months ended September 30, 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $22.2 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the three months ended September 30, 2011 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s development. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms as the initial ramp up period passes.

Operating expenses

Our operating expenses for the three months ended September 30, 2011 and September 30, 2010 respectively were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Operating expenses:
Casino	$22,523	$—
Rooms	13,156	—
Food and beverage	51,405	—
Entertainment, retail and other	9,356	—
General and administrative	34,671	—
Corporate expense	3,196	—
Pre-opening expenses	684	23,449
Impairment loss	297	—
Gain on sale of assets	(81)	—
Depreciation and amortization	40,685	321

	$175,892	23,770

Departmental, Administrative and Other Expenses

Operating expenses in the three months ended September 30, 2011 include direct departmental expenses not present in the corresponding 2010 period. During 2011, these departmental expenses included casino expenses of $22.5 million, rooms expenses of $13.2 million, food and beverage expenses of $51.4 million, and retail and other expenses of $9.4 million. Casino operating expenses include the estimated departmental cost of providing promotional allowances. The level of operating expenses within “entertainment, retail and other” are also inclusive of the entertainment activities on the casino floor that are offered free of charge to the public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property. General and administrative expenses totaled approximately $34.7 million.

Pre-opening expenses

Pre-opening expenses for the three months ended September 30, 2011 of $0.7 million are comprised of direct salaries and wages, legal and consulting fees, insurance and utilities relating to the construction of Phase II and the additional high limit gaming area. Pre-opening expenses for the three months ended September 30, 2010 of $23.4 million consisted primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I of the Property which opened on December 15, 2010.

Depreciation and amortization

Depreciation and amortization charges increased by $40.4 million in the three months ended September 30, 2011 as compared to the same period in the prior year. The primary reason for the increase was that the majority of the assets were placed into service upon the opening of the Property on December 15, 2010.

Other income (expense)

Our other income and expenses for the three months ended September 30, 2011 and September 30, 2010 respectively were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Other income (expense):
Net settlement and default income	$—	$1,991
Abandoned assets	—	(483)
Interest income	186	18
Interest expense, net of amounts capitalized	(9,409)	(326)

	$(9,223)	$1,200

Net settlement and default income

The income of $2.0 million recorded within the three months ended September 30, 2010 represented some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, settling their claims with us in individual transactions on terms identical to the applicable class action settlement.

Abandoned assets

The expense of $0.5 million recorded within the three months ended September 30, 2010 represented certain construction in progress related assets that we deemed to have no future value to the Company. The abandoned assets consisted primarily of fixtures and furnishings, which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. The assets were identified following the finalization of certain interior designs in the three months ended September 30, 2010.

Interest expense, net of amounts capitalized

Interest expense for the three months ended September 30, 2011 was $9.4 million as compared to $0.3 million for the three months ended September 30, 2010. The significant increase in interest expense is due to the opening of Phase I of the Property on December 15, 2010 whereby the Company ceased capitalizing interest to construction costs. In addition, the Company’s debt attracts a higher interest rate since the opening of the Property as required by the terms of the credit agreement. The Company continues to capitalize interest relating to the ongoing construction of Phase II of the Property although the amounts capitalized are significantly reduced from prior year levels as construction is nearly complete.

Non-GAAP measure — adjusted EBITDA

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

The following table presents a reconciliation of adjusted EBITDA to net loss for the three months ended September 30, 2011 (unaudited, in thousands):

Three Months Ended September 30, 2011
Net loss	$(58,489)
Interest, net	9,223
Depreciation and amortization	40,685

EBITDA	(8,581)
Pre-opening expenses	684
Corporate expenses	3,196
Rent expenses	443

Adjusted EBITDA	$(4,258)

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

The Property’s operations in the nine months ended September 30, 2011 have no comparisons to nine months ended September 30, 2010, as we were solely in our construction and pre-opening stage during those periods.

Revenues

Our revenues for the nine months ended September 30, 2011 and September 30, 2010 respectively were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Revenues:
Casino	$83,069	$—
Rooms	129,607	—
Food and beverage	196,614	—
Entertainment, retail and other	17,443	—

Gross revenues	426,733	—
Less — promotional allowances	(69,023)	—

Net revenues	$357,710	$—

The Company’s gross gaming revenues consisting of table games and slots were approximately $83.1 million for the nine months ended September 30, 2011. The table games hold percentage (before discounts) for the nine months ended September 30, 2011 was 9.4% which is currently below our expected range of 12% to 15%. The volume of table games play has remained fairly consistent over the nine months and our focus continues to be on supplementing the level of table games play at the Property. The Company is in the process of constructing a further high limit gaming area of approximately 9,600 square feet. This additional area will comprise 15 table games and is expected to be completed by November 2011. We expect that the opening of this additional gaming space will help improve volume with the benefits likely impacting results beginning in the first half of 2012.

We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, and building our database of slot customers during the initial ramp up period for the Property.

The Company’s gross room revenues for the nine months ended September 30, 2011, were approximately $129.6 million. ADR and occupancy for that period were $240 and 86.8%, respectively, generating REVPAR of $207. Hotel results for the nine months ended September 30, 2011 reflect strong demand in both the free independent traveler and group sales categories. A total of 968 rooms constructed as part of Phase II were added to room inventory over the nine months bringing the total room inventory to 2,976 rooms as of September 30, 2011. These additional rooms did not have a significant dilutive effect on either ADR or occupancy rates.

Other non-gaming revenues included gross food and beverage revenues of approximately $196.6 million and entertainment, retail and other revenues, including the spa and salon, of approximately $17.4 million in the nine months ended September 30, 2011.

Food and beverage revenues of $196.6 million are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as Marquee, which are both 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the nine months ended September 30, 2011 is attributable to the continuing strong demand in Marquee and high volume of customers visiting our restaurants.

Entertainment, retail and other revenues totaling $17.4 million are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property.

Revenues for the nine months ended September 30, 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $69.0 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the nine months ended September 30, 2011 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s development. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms as the initial ramp up period passes.

Operating expenses

Our operating expenses for the nine months ended September 30, 2011 and September 30, 2010 respectively were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Operating expenses:
Casino	$71,563	$—
Rooms	34,802	—
Food and beverage	147,665	—
Entertainment, retail and other	23,567	—
General and administrative	103,375	—
Corporate expense	9,494	—
Pre-opening expenses	1,466	41,627
Impairment loss	2,333	—
Gain on sale of assets	(8,530)	—
Depreciation and amortization	116,915	425

	$502,650	$42,052

Departmental, Administrative and Other Expenses

Operating expenses in the nine months ended September 30, 2011 include direct departmental expenses not present in the corresponding 2010 period. During 2011, these departmental expenses included casino expenses of $71.6 million, rooms expenses of $34.8 million, food and beverage expenses of $147.7 million, and entertainment, retail and other expenses of $23.6 million. Casino operating expenses also include the estimated departmental cost of providing promotional allowances. The level of operating expenses within “entertainment, retail and other” are also inclusive of the entertainment activities on the casino floor that are offered free of charge to the public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property. General and administrative expenses totaled approximately $103.4 million.

Pre-opening expenses

Pre-opening expenses for the nine months ended September 30, 2011 of $1.5 million are comprised of direct salaries and wages, legal and consulting fees, insurance and utilities relating to the opening of the Marquee Dayclub and construction of Phase II and the additional high limit gaming area. Pre-opening expenses for the nine months ended September 30, 2010 of $41.6 million consisted primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I of the Property which opened on December 15, 2010.

Gain on sale of assets

The gain on sale of assets within the nine months ended September 30, 2011 of $8.5 million primarily represents the sale of 17 condominium units within the Property. These condominium units were sold pursuant to the terms of the purchase contracts originally entered into by the previous owner of the Property. These binding contracts were acquired by the Company as part of the acquisition of the Property at the foreclosure sale on September 3, 2008. As of September 30, 2011, there remain 194 condominium-hotel units that are the subject of ongoing claims with the original contracted purchasers. The Company has taken the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, the majority of the condominium purchasers have failed or refused to perform and close on their respective purchases. As a result, the Company has delivered notices of default and termination to the relevant condominium purchasers and further litigation or arbitrations over the defaulted purchase contracts is likely. The remaining units are likely to be resolved by settlement and/or, by a decision on the merits in the ongoing arbitration proceedings.

Depreciation and amortization

Depreciation and amortization charges increased by $116.5 million in the nine months ended September 30, 2011 as compared to the same period in the prior year. The primary reason for the increase was that the majority of the assets were placed into service upon the opening of the Property on December 15, 2010.

Other income (expense)

Our other income and expenses for the nine months ended September 30, 2011 and September 30, 2010, respectively were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Other income (expense):
Net settlement and default income	$—	$20,883
Abandoned assets	—	(9,905)
Interest income	231	461
Interest expense, net of amounts capitalized	(24,909)	(468)

	$(24,678)	$10,971

Net settlement and default income

The income of $20.9 million recorded within the nine months ended September 30, 2010 represented the net gain resulting from the Company finalizing a class action settlement with 427 condominium purchasers in the East Tower of the Property. The condominium purchasers received 68.0% of their principal deposits with the Company retaining 32.0% of same, plus all interest thereon. The net gain amount for the nine months ended September 30, 2011 also reflected subsequent settlements with some of the purchasers within the East and the West Towers in individual transactions on terms identical to the applicable class action settlement.

Abandoned assets

The expense of $9.9 million recorded within the nine months ended September 30, 2010 represented certain construction in progress related assets that we deemed to have no future value to the Company. The abandoned assets consisted primarily of fixtures and furnishings, which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. The assets were identified following the finalization of certain interior designs in the nine months ended September 30, 2010.

Interest expense, net of amounts capitalized

Interest expense for the nine months ended September 30, 2011 was $24.9 million as compared to $0.5 million for the nine months ended September 30, 2010. The significant increase in interest expense is due to the opening of Phase I of the Property on December 15, 2010 whereby the Company ceased capitalizing interest to construction costs. In addition, the Company’s debt attracts a higher interest rate since the opening of the Property as required by the terms of the credit agreement. The Company continues to capitalize interest relating to the ongoing construction of Phase II of the Property although the amounts capitalized are significantly reduced from prior year levels as construction is nearly complete.

Non-GAAP measure — adjusted EBITDA

The following table presents a reconciliation of adjusted EBITDA to net loss for the nine months ended September 30, 2011 (unaudited, in thousands):

Nine Months Ended September 30, 2011
Net loss	$(169,618)
Interest, net	24,678
Depreciation and amortization	116,915

EBITDA	(28,025)
Pre-opening expenses	1,466
Corporate expenses	9,494
Rent expenses	2,239

Adjusted EBITDA	$(14,826)

Liquidity and Capital Resources

The following table presents Condensed Consolidated Statements of Cash flows data for each of the periods indicated (unaudited, in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net cash used in operating activities	$(104,328)	$(4,644)
Net cash used in investing activities	(308,618)	(579,982)
Net cash provided by financing activities	400,028	600,091

Net cash used in operating activities

The increase in net cash used in operating activities in the nine months ended September 31, 2011 compared to net cash used in operating activities in the nine months ended September 30, 2010 is primarily attributable to the increase in working capital following the commencement of operations on December 15, 2010 as well as losses generated in the first nine months of operations.

Net cash used in investing activities

Capital expenditures totaled $325.1 million and were primarily incurred for the payment of construction payables from Phase I and the ongoing construction of Phase II of the Property. These expenditures were partially off-set by proceeds from the sale of 17 condominium units at the Property and other assets of $16.3 million and $0.2 million, respectively. Capital expenditures as of September 30, 2010 represent expenses relating to the construction of Phase I of the Property.

We estimate capital expenditures for the remainder of the year ending December 1, 2011 will total at least $124.9 million. This is expected to be comprised of approximately $122.9 million relating to the completion of construction of Phase II and the additional high limit gaming area and approximately $2.0 million for other capital projects. In addition, the Property will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations such as a requirement to install additional surveillance or life safety equipment.

Net cash provided by financing activities

These cash flows represent the amounts drawn against our credit facility with DBCI which were used to pay construction expenses relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property.

Liquidity

As of September 30, 2011, we had $73.2 million in available cash and cash equivalents. We intend to finance the costs to complete Phase II of the Property with borrowings from DBCI pursuant to the credit facility, but we may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the US and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion credit facility with DBCI, $3.5 billion of which was outstanding as of September 30, 2011. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. Amounts under the total facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. The credit facility does not include any financial covenants. The current expiration of the credit facility is December 2015.

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

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months and believe those requirements consist primarily of funds necessary to pay construction payables and retention from Phase I and complete the construction of Phase II of the Property as well as to finance interest payments and ongoing working capital requirements. We expect our short-term liquidity requirements to be approximately $198.0 million.

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

Newly Issued Accounting Standards

Refer to related disclosure within Note 2 to our Condensed Consolidated Financial Statements included in Item 1 — Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of September 30, 2011, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $34.6 million.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other information

None

Item 6. Exhibits

Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC
Registrant

/S/ JOHN UNWIN
John Unwin
Chief Executive Officer

Date: November 14, 2011

/s/ JEFFREY S. BURGE
Jeffrey S. Burge
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2011