Form 10-K
period 2011-12-31
Nevada Property 1 LLC
filed 2012-03-23
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 23, 2012, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0.

The Registrant’s Class A and Class B Membership Interests are not publicly traded. As of March 23, 2012, Nevada Voteco LLC owns all of the registered 100 Class A Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Membership Interests of the Registrant.

Documents Incorporated by Reference

None

PART I

Item 1.	Business

Company overview

Nevada Property 1 LLC, a limited liability company organized in Delaware, (the “Company”) owns and operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage. The twelve months ended December 31, 2011 was our first full year of operations.

Important achievements in our first full year of operations were:

•	Reported $569.0 million gross revenues in the Company’s first full year of operations;

•	Completed an additional 968 hotel and condominium-hotel style units located in our West Tower bringing our total units to 2,963;

•	Achieved Average Daily Rate and hotel occupancy for year ended December 31, 2011 of $237 and 84.3%, respectively;

•	Our “Marquee Nightclub & Dayclub at the Cosmopolitan” was named the highest grossing bar in the United States for 2011 by JustLuxe Affluent Lifestyle Guide.

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

The Company filed a Registration Statement on Form 10 on April 9, 2010, which went effective under the Securities Exchange Act of 1934 (the “Exchange Act”) on June 8, 2010. The Company became a registrant under the Exchange Act on June 8, 2010.

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

On October 28, 2010, the Company received an Order of Registration from the Nevada Gaming Commission (the “Gaming Commission”) formally approving the Company’s gaming license application. This license allows the Company to conduct non-restricted gaming operations at the Property. In connection with approval of such license from the Gaming Commission, and as a condition of licensure, 100% of the Class A Membership Interests in the Company were transferred by Nevada Mezz to Nevada Voteco LLC, a Delaware limited liability company (“Nevada Voteco” or “Voteco”). Accordingly, Nevada Voteco now has voting control of the Company through its ownership of all of the Class A Membership Interests and Nevada Mezz continues to hold 100% of the Class B Membership Interests, which have all the economic interests in the Company and except as provided by law, do not have any right to vote. Nevada Voteco and Nevada Mezz are collectively referred to as the “Members” within this Annual Report on Form 10-K.

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

On April 1, 2010, the Company acquired Nevada Employer LLC, a limited liability company formed in Delaware. Nevada Employer LLC employed the Company’s development staff from the period from foreclosure to December 20, 2010. On December 20, 2010, the remaining development staff was transferred to the Company and Nevada Employer LLC was formally dissolved on December 31, 2010. (See note 19 to our consolidated financial statements for further details).

The principal executive offices of The Cosmopolitan of Las Vegas are located at 3708 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and the telephone number is (702) 698-7000. The Cosmopolitan’s internet website is located at www.cosmopolitanlasvegas.com. The information on our website is not part of this Annual Report on Form 10-K.

The Cosmopolitan of Las Vegas

The Cosmopolitan comprises approximately 8.7 acres of land and is located on the Las Vegas Strip directly between Bellagio and MGM Resorts International’s City Center (“City Center”). The Cosmopolitan is connected to City Center to the south via an elevated pedestrian bridge and to the east side of the Las Vegas Strip via a second pedestrian bridge, as well as ground floor public access between Bellagio to the north and The Cosmopolitan. The Cosmopolitan opened its doors to the public at 8 p.m. Pacific Standard Time on December 15, 2010.

The Casino

The approximately 110,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,473 slot machines and 92 table games, with immediate guest access from each of the East and West Towers and accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate areas for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

Phase I of the Property opened on December 15, 2010. At opening, the 50-story East and 52-story West Towers was comprised of 1,998 hotel and condominium-hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck. The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment system, wireless internet and a custom in-room bar. The condominium-hotel style rooms offer expansive terraces with dazzling views of the Strip. An additional 968 hotel and condominium-hotel style units located in the West Tower (“Phase II”) were completed in September 2011 without disruption to the already existing operations. An approximately 65,000 square-foot, 1,800 seat showroom, the top 4 floors of the East Tower and a restaurant space (the “Future Phases”) will be completed at a later date as management deems appropriate based on various factors, including market conditions.

Restaurant Collection

The Cosmopolitan offers a collection of distinctive restaurants, managed and operated by experienced world class third-party restaurateurs new to the Las Vegas market. Each of the restaurants in our collection individually represents a distinctive offering, and collectively produce what we believe to be the most compelling array of dining options available in the Las Vegas market, which has already itself become known as a dining destination.

Food and Beverage

In addition to our restaurant collection, The Cosmopolitan offers a number of casual dining options for our guests, including a premiere buffet, a burger bar, a poolside grill, a casual restaurant on the casino level, a pizzeria, and in-room dining options available twenty-four hours a day, seven days a week. The Cosmopolitan also incorporates a number of bars, lounges, and destination venues which collectively feature a comprehensive cocktail and wine program, offering our guests a wide range of the finest in beverage options.

Retail

Our retail offering showcases approximately 2,200 square feet of prime space on the southeast, street level corner of the Property, directly adjacent to the Las Vegas Strip, and includes nine eclectic retail boutiques on the second level of the podium in approximately 60,000 square feet of contiguous space. A sizeable amount of foot traffic naturally flows through our second floor retail space, as this is the primary pathway for Las Vegas visitors to travel north and south between the City Center and Bellagio. Our retail operators were selected to fit with our overall brand image and profile, and offer our guests a range of accessible, distinctive retail options.

Nightclub and Recreation Deck

The Cosmopolitan features an integrated entertainment venue of approximately 56,000 square feet including a cutting edge, world class nightclub operation called “Marquee Nightclub & Dayclub at The Cosmopolitan”. Marquee is approximately 31,000 square feet, and is located at the top of the podium between the two hotel towers. Marquee Nightclub encompasses all of the features of a major Las Vegas integrated resort nightclub, including two distinct ultra lounge experiences and a dayclub.

Spa/Salon/Fitness Centers

Our integrated resort offers a 50,000 square-foot spa and hammam facility, located at the base of the West Tower which is easily accessible from any room in The Cosmopolitan. Our spa and hammam is a key element in the overall offerings to our guests, and offers a level of quality, service, and experience that we believe competes with the best spa offerings in the Las Vegas market.

Separately, the Property also offers two fitness centers, one in the East Tower and the other in the West Tower, offering our guests twenty-four hours a day, seven days a week access to high quality fitness and exercise equipment.

Convention and Banquet Facility

Our approximately 185,000 square-foot convention and banquet facilities is located on the second, third and fourth levels of the podium. The space is designed for maximum flexibility, and can accommodate everything from small group meetings to large conferences in the 66,000 square feet of ballroom space. Directly beneath the hotel towers, the location of the ballroom space is unique to the Las Vegas market, allowing convention attendees immediate, direct access from the hotel towers to the meeting space. The space features full high speed Wi-Fi coverage, and has support capabilities to enable all modern meeting technology requirements.

Business strategy

We believe that The Cosmopolitan has created a unique destination resort directly on the Las Vegas Strip, in one of the most highly trafficked vacation and business travel destinations in the United States. Our Property offers distinctly designed physical structures, situated on one of the premiere, center-Strip locations in Las Vegas, while also delivering a compelling guest experience created specifically for the needs of our target clientele. Our strategy is to profitably grow our business by focusing on the following key aspects in order to capitalize on the distinctive qualities of our unique destination resort.

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

Las Vegas Market

Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. Since 2007, however, the Las Vegas market has generally experienced a contraction in growth as the number of visitors and gaming revenues have fallen from prior periods. The Las Vegas market has begun to show some signs of a recovery with visitor volumes reaching 38.9 million in 2011 and 37.3 million in 2010, an increase of approximately 4.3%. Gaming revenues in Clark County are also recovering reaching approximately $9.2 billion in 2011 and $8.9 billion in 2010, an increase of approximately 3.5% over 2010. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority (the “LVCVA”). The following table sets forth certain statistical information for the Las Vegas market for the years 2006 through 2011, as reported by the LVCVA:

LAS VEGAS MARKET STATISTICS

	2011	2010	2009	2008	2007	2006
Visitor Volume (in thousands)	38,929	37,335	36,531	37,481	39,197	38,915
Clark County Gaming Revenues (in $ millions)	9,223	8,909	8,834	9,797	10,868	10,643
Hotel/Motel Rooms Inventory	150,161	148,935	148,941	140,529	132,947	132,605
Airport Passenger Traffic (in thousands)	41,480	39,757	40,469	44,075	47,728	46,193
Convention Attendance (in thousands)	4,865	4,473	4,492	5,900	6,209	6,308

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

Competition

We face significant competition in the jurisdiction in which we operate, as well as from adjacent states. Such competition may intensify if new gaming operations open in our market or existing competitors expand their operations. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in other areas, the development or expansion of Native American gaming, the expansion of additional developments in other gaming jurisdictions to include Southeast Asia, and the potential legalization of Internet gaming, could create additional competition for us and could adversely affect our operations.

Nevada Gaming Regulation and Licensing

Introduction

The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot be assured that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances. The Cosmopolitan is subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which we collectively refer to in this document as the “Nevada Gaming Authorities.” The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. The Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, note holder or key employee of a licensed or registered entity.

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

Fees and Taxes

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross gaming revenue received,

•	the number of gaming devices operated; and

•	the number of table games operated.

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

Intellectual property

We are the owner of our name used in our business, and in this connection we own a number of trademark applications and registrations for our name and related names, including THE COSMOPOLITAN OF LAS VEGAS, U.S. Reg. Nos. 3,938,873 and 3,938,874, and THE COSMOPOLITAN RESORT & CASINO, U.S. Reg. No. 3,337,479.

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

Customers

During the period from opening on December 15, 2010 to December 31, 2011, no customer accounted for 10% or more of the Company’s consolidated net revenues.

Employees

As of December 31, 2011, the Company had approximately 4,300 employees.

As a result of a neutrality agreement with Culinary Workers Union, Local No. 226 and Bartenders Union, Local, No. 165, a card check was conducted in April 2011 and the union was certified as the exclusive collective bargaining representative for employees traditionally covered by such agreements. Negotiations are ongoing regarding the terms and conditions of the collective bargaining agreement. We may from time to time be approached by unions to organize our employees and cannot assure that one or more unions will not approach our employees directly.

Executive Officers and Directors of the Registrant

The persons serving as our executive officers and directors as of March 23, 2012, and their positions with us are as follows:

Name	Age	Position
Jeff Baer	47	Member of the Board
Fabrizio Campelli	38	Chairman of the Board
Stuart Clarke	54	Member of the Board
Donna Milrod	44	Member of the Board
Enrico Sanna	39	Member of the Board
John Unwin	53	Member of the Board and Chief Executive Officer
Ronald G. Eidell	68	Interim Chief Financial Officer
Thomas McCartney	59	Chief Operating Officer
Anthony Pearl	41	General Counsel and Chief Compliance Officer

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to: continuing recessionary economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry; changes in the competitive environment in our industry; the seasonal nature of the hotel, resort and casino industry; the capital intensive nature of the Las Vegas hotel, resort and casino industry; costs associated with compliance with extensive regulatory requirements; diminishing value of our name, image and brand; maintaining the integrity of customer information; the loss of key members of our senior management; and the other risks discussed in this Annual Report on Form 10-K in the section entitled “Item 1A—Risk

Factors”. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Annual Report on Form 10-K should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

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

Board. We are managed by our Board. Under the Amended and Restated Limited Liability Company Agreement, holders of a majority of the outstanding Class A Membership Interest shall have the sole power to designate and remove members of the Board (the “Members of the Board”). The Board shall have decision making authority in the management of the Company’s business. The current Members of the Board are Jeff Baer, Stuart Clarke, Donna Milrod, Fabrizio Campelli, Enrico Sanna and John Unwin.

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

Operating Agreement of Nevada Voteco LLC

The Operating Agreement of Nevada Voteco is an agreement by and among the Voteco Members. The current Voteco Members are Jeff Baer, Fabrizio Campelli, Stuart Clarke, and Donna Milrod.

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

Transfer Restriction Agreement

The Transfer Restriction Agreement is an agreement by and among each of the Voteco Members, Nevada Voteco and Nevada Mezz, setting forth certain rights and restrictions relating to the membership interests of the Company. The Transfer Restriction Agreement provides that Nevada Voteco agrees not to transfer ownership of any equity interests in the Company, except that if Nevada Mezz proposes to transfer any of its non-voting interests in the Company to an approved purchaser, then Nevada Mezz shall have an option to purchase from Nevada Voteco a corresponding number of Class A Membership Interests in the Company. Each Voteco Member shall also agree not to transfer any of the Nevada Voteco equity interests owned by such Voteco Member except pursuant to the Voteco Operating Agreement or as approved by Nevada Mezz.

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

Restaurant/Nightclub Management Agreements

Nevada Restaurant has entered into management agreements with each third party restaurant operator and a nightclub operator that manages and operates their respective establishments at The Cosmopolitan. Each of the management agreements contains customary terms and conditions governing the rights and obligations between the third party operators and the Company.

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

The Company’s consolidated results of operations, financial position and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. All of these risks should be carefully considered.

Risks Relating to the Businesses of the Company

The downturn in the U.S. economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy could negatively impact our financial performance.

The Las Vegas market is beginning to show some signs of a recovery with visitor volumes reaching 38.9 million in 2011 and 37.3 million in 2010, an increase of approximately 4.3% over 2010. Gaming revenues in Clark County are also recovering reaching approximately $9.2 billion in 2011 and $8.9 billion in 2010, an increase of approximately 3.5% over 2010. (Both visitor volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority). However, due to a number of factors affecting consumers, including the lingering effects of a slowdown in global economies, contracting credit markets and reduced consumer spending, the outlook for the gaming, travel, and entertainment industries remains uncertain. These factors have and could continue to result in fewer customers visiting, or customers spending less, in Las Vegas, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

Our business depends on one key market and has a limited base of operations, and accordingly, we could be disproportionately harmed by an economic downturn in this market or a disaster that reduced the willingness or ability of our customers to travel to Las Vegas.

All of our revenues are currently generated from a single source, The Cosmopolitan. As a result, we are dependent on the willingness of our customers to travel. The profitability of our operations is linked to local economic conditions in Las Vegas, surrounding areas of Nevada and, indirectly, Southern California, where many of the hotel casino’s targeted customers reside. A continued decline in the local economies of Nevada or Southern California could negatively impact our business and the results of our operations. Examples of events which may impact our results of operations include increased unemployment in Nevada and California, rising fuel prices in California or a decline in air passenger traffic due to higher ticket prices, reduced flights by airline operators or fears associated with air travel. Furthermore, due to our single location, we are subject to greater risks than a more diversified hotel and casino resort operator, including natural and other disasters and changes in local and state governmental laws and regulations. The combination of the single location and the significant investment associated with the development of the Property may cause our operating results to fluctuate significantly and may adversely affect our business.

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

Additional hotel casinos containing a significant number of rooms may open, renovate or expand in Las Vegas over the next several years, which could also significantly increase competition. We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall quality of service, types of amenities available to guests, price, location, entertainment attractions, theme and size. Our inability to generate and maintain the appropriate level of market awareness and penetration in relation to these property-specific factors could adversely affect our ability to compete effectively and could potentially impact our business and results of operations.

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

Another area of competition is legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, blackjack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of compacts with no limits on the number of gaming machines (which had been limited under the prior compacts). The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near The Cosmopolitan could have an adverse effect on the Company’s business and results of operations.

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

Furthermore, competition from Internet lotteries and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such Internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Various states have introduced proposals to legalize Internet gaming and there are also proposals that would specifically legalize Internet gaming under federal law.

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

Renovations and other capital improvements undertaken by the Company may give rise to the following additional risks, among others:

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

As a result, future capital improvement projects may increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

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

We operate in a highly taxed industry and it may be subject to higher taxes in the future. If the jurisdiction which we operate in increases gaming taxes and fees, our operating results could be adversely affected.

In gaming jurisdiction in which we operate, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.

Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations.

We cannot assure you that governments in the jurisdiction in which we operate, or the federal government, will not enact legislation that increases gaming tax rates. The global economic recession has reduced the revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates.

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

We have substantial debt service obligations. As of December 31, 2011, our total debt was approximately $3.5 billion. Our substantial debt may negatively affect our business and operations in several ways, including:

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

If we increase our leverage, the resulting increase in debt service could adversely affect our ability to make payments on our indebtedness and harm our business and results of operations. Our primary source of liquidity is a $3.9 billion credit facility with Deutsche Bank AG Cayman Islands Branch, $3.5 billion of which was outstanding as of December 31, 2011. The preferential loan interest rates we currently benefit from under the credit facility is because we are an indirect wholly-owned subsidiary of Deutsche Bank. However, upon a change of control through the sale or other transfer of the Property, we will have to pay interest at market rates, which could have a material adverse effect on our business, financial condition, results of operations and ability to make payments on our indebtedness. Deutsche Bank may or may not participate in the financing of the Company after a change of control.

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

Members of the Board and some of our key employees are required to file applications with the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny any application for any cause that they deem reasonable. In the event the Nevada Gaming Authorities were to find any person unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. We cannot be assured that any such person will be able to obtain or maintain any requisite license or finding of suitability by the Nevada Gaming Authorities.

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

Our reputation and business may be harmed from cyber security risk. Our failure to maintain the integrity of internal customer information could subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

We collect information relating to our guests for various business purposes, including marketing and promotional purposes and credit card information for processing payments. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions. Privacy regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with changing privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services to our guests.

The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers, business partners, or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our customers’ information may be lost, disclosed, accessed or taken without their consent.

In addition, The Cosmopolitan, third party service providers and other business partners process and maintain proprietary business information and data related to our business—to—business customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, customer, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, customers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition.

Seasonality and other related factors such as weather can be expected to cause quarterly fluctuations in revenue at our integrated resort.

The Las Vegas hotel, resort and casino industry is seasonal in nature. This seasonality can cause quarterly fluctuations in revenues at our integrated resort. A variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events, and the level of market activity during major holidays, especially New Year’s and Chinese New Year. Major sporting events, particularly the Super Bowl and premier boxing events, can drive additional business during those specific periods. Our convention and meeting facilities are designed in part to allow us to maximize hotel occupancy and customer volumes during off-peak times, such as mid-week or during traditionally slower leisure travel periods. Our results may not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or key convention markets, can affect our results. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions.

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

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to hazardous chemicals or substances while staying in or working at a hotel may seek to recover damages for injuries suffered. Additionally, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals (such as swimming pool chemicals) to manage them carefully and to notify local officials that the chemicals are being used.

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

As a result of a neutrality agreement with Culinary Workers Union, Local No. 226 and Bartenders Union, Local, No. 165, a card check was conducted in April 2011 and the union was certified as the exclusive collective bargaining representative for employees traditionally covered by such agreements. Negotiations are ongoing regarding the terms and conditions of the collective bargaining agreement. Also, other unions have targeted competitors within our industry and while we believe that our employee relations are and will be satisfactory, we can expect some organizing efforts. Significant union representation would require us to negotiate with many of our employees collectively and could adversely affect our financial performance by restricting our ability to maximize the efficiency of our operations. The Company has recently begun the process of negotiation a union contract. The outcome of these negotiations and the potential impact on our financial performance cannot be determined due to the preliminary nature of the negotiations, but will negatively impact our financial performance if they result in increases wages, increased benefits, or restrictive work rules.

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

Deutsche Bank continues to hold all of the economic interests in the Company through its indirect ownership of our Class B Membership Interests and is also the Company’s principal creditor. Deutsche Bank and its other affiliates may from time to time acquire and hold economic interests in, or extend credit to, businesses that compete directly or indirectly with us. Furthermore, except as provided for in the letter agreement, Deutsche Bank can influence the actions of management of the Company. Certain of our officers and Members of the Board also serve as officers of Deutsche Bank and may have conflicts of interest because they may own equity interests in Deutsche Bank or they may receive cash or equity-based awards based on the performance of Deutsche Bank. Messrs. Baer, Clarke, Campelli, Sanna, and Ms. Milrod are Members of the Board and also serve as officers of Deutsche Bank or affiliates thereof. Messrs. Baer, Clarke, Campelli, and Ms. Milrod are also members of Nevada Voteco.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2.	Properties

The Cosmopolitan is located on approximately 8.7 acres of land that we own directly on the Las Vegas Strip and approximately 4 miles from the McCarran International Airport. The Cosmopolitan consists of an approximately 110,000 square-foot casino, 2,963 hotel rooms and condominiums restaurants and bars, retail establishments, spa/salon/fitness center, and an approximately 185,000 square-foot convention and banquet facility. We also lease other facilities in Las Vegas, which we use primarily for additional administrative office space, parking and warehousing purposes.

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

Since the time of the class action settlements described above, some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, have settled their claims with us in individual transactions on terms identical to the applicable class action settlement resulting in an additional $4.3 million in net settlement income in 2010. As of December 31, 2010, there were 214 condominium-hotel units under the original purchase contracts.

In 2011, 17 condominium units were purchased at a sales price of $16.0 million, which generated a net gain of $8.2 million. In addition, three condominium-hotel units were settled through arbitration, resulting in $0.1 million in settlement income.

In the first quarter of 2012, buyers representing 178 condominium-hotel units in The Cosmopolitan agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units. Under the terms of the settlements, buyers of units in the West Tower received a refund of 50% of their principal earnest money deposits and buyers of units in the East Tower received a refund of 40% of their principal earnest money deposits. The Company retained 50% of the principal deposits, plus 100% of all interest, under the West Tower purchase contracts, and 60% of the principal deposits, plus 100% of all interest, under the East Tower purchase contracts, resulting in a net gain of $13.1 million which the Company will recognize as net settlement income in the 2012 consolidated statement of operations.

As of March 23, 2012 there were 16 condominium hotel units remaining under contract at The Cosmopolitan. The Company is actively engaged in various arbitration and other dispute resolution proceedings with respect 11 of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings. The Company expects that some of the units remaining under contract will be settled under the same terms described in the preceding paragraph and intends to initiate arbitration proceedings against the buyers of any remaining units who do not agree to settle and release their claims as provided above.

The Company is also subject to various other claims and litigation arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the consolidated financial position, cash flows, or the results of operations of the Company.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

There currently is no established public trading market for our membership interests. As of December 31, 2011, none of our membership interests were subject to any outstanding options or warrants, and we had not issued any securities convertible into our membership interests. The agreements governing the Company’s operations also place significant limitations on the transfer of our membership interests. See “Item 1. Business—Agreements governing the operation of The Cosmopolitan.”

Holders

As of December 31, 2011, there was one holder of record of our Class A Membership Interests and one holder of record of our Class B Membership Interests.

Dividends

To date we have not paid any cash distributions on our membership interests. We currently intend to retain any available funds and future earnings for use in the operation and expansion of our business and debt repayment and do not anticipate paying any cash distributions in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered in this report.

Issuer Purchases of Equity Securities

We did not purchase any equity securities during the period covered in this report.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(in thousands)

The following reflects selected historical financial data (amounts in thousands) that should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,			Period from July 30, 2008 (inception) to December 31,
	2011	2010	2009	2008
Revenues:
Casino	$107,389	$4,250	$—	$—
Rooms	178,405	4,214	—	—
Food and beverage	258,494	9,264	—	—
Entertainment, retail and other	24,690	526	—	—

Gross revenues	568,978	18,254	—	—
Less—promotional allowances	(90,336)	(7,641)	—	—

Net revenues	478,642	10,613	—	—

Operating expenses:
Casino	95,301	22,216	—	—
Rooms	47,836	429	—	—
Food and beverage	193,902	5,431	—	—
Entertainment, retail and other	30,143	405	—	—
General and administrative	142,278	7,516	—	—
Corporate expense	14,552	643	—	—
Pre-opening expenses	1,636	116,522	4,709	4,628
(Gain) loss on disposal of assets	(5,875)	—	864	—
Depreciation and amortization	158,526	8,406	586	409

Total operating expenses	678,299	161,568	6,159	5,037

Operating loss	(199,657)	(150,955)	(6,159)	(5,037)
Other income (expense):
Net settlement and default income	83	22,300	34,508	1,588
Abandoned assets	—	(10,068)	—	—
Interest income	304	368	614	344
Interest expense, net of amounts capitalized	(36,170)	(1,122)	(338)	—

(Loss) income before income taxes	(235,440)	(139,477)	28,625	(3,105)
Income tax (benefit)	(138,449)	—	—	—

Net (loss) income	$(96,991)	$(139,477)	$28,625	$(3,105)

(In thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Total cash and cash equivalents	$77,293	$86,108	$5,118	$1,987
Total current assets	321,955	116,485	7,455	3,394
Property and equipment, net	3,111,248	3,111,688	2,093,970	1,496,872
Total assets	3,496,765	3,336,721	2,294,088	1,887,871
Total current liabilities	118,398	77,382	111,046	146,905
Loan payable to affiliate	3,530,857	3,062,496	2,017,057	1,435,868
Total liabilities	3,720,535	3,450,178	2,268,568	1,890,976
Members’ (deficit) equity	(223,770)	(113,457)	25,520	(3,105)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Business

Results of Operations

The following table presents Condensed Consolidated Statements of Operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenue	$478,642	$10,613	$—
Operating expenses	678,299	161,568	6,159
Operating loss	(199,657)	(150,955)	(6,159)
(Loss) income before income taxes	(235,439)	(139,477)	28,625
Income tax (benefit)	(138,449)	—	—
Net (loss) income	(96,991)	(139,477)	28,625

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

The year ended December 31, 2011 was the first full year of operation for the Company since we commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage. Because we did not operate for a full year in 2010 and had no operations in 2009, we believe that our results of operations for the years ended December 31, 2010 and 2009 are neither comparable nor indicative of future results.

Operating Measures

Certain gaming and hospitality industry specific statistics are included in the discussion of our post opening operational performance. These statistics are defined below:

•

Table games win percentage is the percentage of drop (amount of cash and markers issued; net markers paid at the gaming table with cash, and deposited in a gaming table’s drop box) that is won by the casino and recorded as casino revenue.

•	Average Daily Rate (“ADR”)—calculated by dividing total room revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”)—calculated by dividing total room revenue by total rooms available.

Year ended December 31, 2011 as compared to the year ended December 31, 2010

The full year of operations for the Property for 2011 has no reasonable comparison to 2010, which had only 17 days of operations, from the Property’s opening on December 15, 2010 to December 31, 2010.

Our financial results are dependent upon the number of patrons that we attract to our property and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions impacting the disposable income of our guests, weather conditions affecting our property, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing, construction at our existing facility and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results

Revenues

Our revenues for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Revenues:
Casino	$107,389	$4,250
Rooms	178,405	4,214
Food and beverage	258,494	9,264
Entertainment, retail and other	24,690	526

Gross revenues	568,978	18,254
Less—promotional allowances	(90,336)	(7,641)

Net revenues	$478,642	$10,613

The Company’s gross gaming revenues consisting of table games and slots were $107.4 million for the year ended December 31, 2011 and $4.3 million for the 17 days of operations during the 2010 fiscal year. The table games win percentage for the year ended December 31, 2011 was 14.4% which is within our expected range of 12% to 15%. The volume of table games play has remained fairly consistent over the year and our focus continues to be on supplementing the level of table games play at the Property. The Company completed construction and opened an additional high limit gaming area of 9,600 square feet with 15 table games in November 2011. We expect that the opening of this additional gaming space will help improve volume with the benefits likely impacting results beginning in the first half of 2012.

We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, and building our database of slot customers for the Property.

The Company’s gross room revenues for the year ended December 31, 2011, were $178.4 million and $4.2 million for the partial 2010 year. ADR and occupancy for year ended December 31, 2011 were $237 and 84.3%, respectively, generating REVPAR of $199. Hotel results for the year ended December 31, 2011 reflect strong demand in both the free independent traveler and group sales categories. A total of 968 rooms constructed as part of Phase II were added to room inventory during 2011, bringing the total room inventory to 2,963 rooms as of December 31, 2011. These additional rooms had a modest dilutive effect on ADR and occupancy rates. For the partial 2010 year, ADR and occupancy for that period were $319 and 97.8%, respectively, generating REVPAR of $312. We believe the hotel results for 17 days of operation in 2010 reflect the initial excitement of an opening of a premier hotel on Las Vegas Boulevard.

Food and beverage revenues from restaurants, banquets and conventions, in-room dining and bars were $258.5 million for the year ended December 31, 2011 and $9.3 million for the partial 2010 year. This figure includes revenues from all Company-operated outlets, our third-party operated restaurant collection as well as the Marquee nightclub. Third-party operated restaurants and the Marquee nightclub are 100% owned by the Company, but managed and operated by third-parties. Revenue performance for the year ended December 31, 2011 is attributable to the continuing strong demand for the Marquee nightclub and high volume of customers visiting our restaurants.

Entertainment, retail and other revenues from the spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities were $24.7 million for the year ended December 31, 2011 and $0.5 million for the partial 2010 year. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property.

Revenues for the year ended December 31, 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $90.3 million for the year ended December 31, 2011 and $7.6 million for the partial 2010 year and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the year ended December 31, 2011 was necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s development. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms.

Operating expenses

Our operating expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Operating expenses:
Casino	$95,301	$22,216
Rooms	47,836	429
Food and beverage	193,902	5,431
Entertainment, retail and other	30,143	405
General and administrative	142,278	7,516
Corporate expense	14,552	643
Pre-opening expenses	1,636	116,522
Gain on sale of assets	(5,875)	—
Depreciation and amortization	158,526	8,406

Total operating expenses	$678,299	$161,568

Departmental Expenses

Casino expenses were $95.3 million for the year ended December 31, 2011 and $22.2 million for the partial 2010 year. Casino expenses include the estimated departmental cost of providing promotional allowances. Rooms expenses were $47.8 million for the year ended December 31, 2011 and $0.4 million for the partial 2010 year. Food and beverage expenses were $193.9 million for the year ended December 31, 2011 and $5.4 million for the partial 2010 year. Entertainment, retail and other expenses were $30.1 million for the year ended December 31, 2011 and $0.4 million for the partial 2010 year. Operating expenses within “entertainment, retail and other” include entertainment activities on the casino floor that are offered free of charge to the public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and is an important driver of visitation to the Property.

General Administrative and Corporate Expenses

General and administrative expenses were $142.3 million for the year ended December 31, 2011 and $7.5 million for the partial 2010 year. General and Administrative expenses include salaries, advertising and marketing, property taxes and insurance. Corporate expense was $14.6 million for the year ended December 31, 2011 and $0.6 million for the partial 2010 year. Corporate expenses include corporate salaries and legal expenses.

Pre-opening expenses

Pre-opening expenses for the year ended December 31, 2011 of $1.6 million are comprised of direct salaries and wages, legal and consulting fees, insurance and utilities relating to the opening of the Marquee Dayclub, construction of Phase II and the additional high limit gaming area. Pre-opening expenses for the year ended

December 31, 2010 of $116.5 million consisted primarily of direct salaries and wages, legal and consulting fees, insurance, utilities, advertising and marketing expenses relating to Phase I of the Property which opened on December 15, 2010. Pre-opening expenses for 2010 include marketing expenses of $42.0 million.

Depreciation and amortization

Depreciation and amortization charges were $158.5 million for the year ended December 31, 2011 and $8.4 million for the year ended December 31, 2010. The primary reason for the increase was that a majority of the assets were deemed to be placed into service and began depreciating upon the opening of the Property on December 15, 2010.

Other income (expense)

Our other income and expenses for the year years ended December 31, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Other income (expense):
Net settlement and default income	$83	$22,300
Abandoned assets	—	(10,068)
Interest income	304	368
Interest expense, net of amounts capitalized	(36,170)	(1,122)

	$(35,783)	$11,478

Net settlement and default income

Net settlement and default income for the year ended December 31, 2011 was $0.1 million related to the settlement of three condominium-hotel units through arbitration. Included in the total net settlement and default income of $22.3 million recorded for the year ended December 31, 2010 is $18.0 million resulting from the settlement of a class action lawsuit with 427 condominium purchasers in the East Tower of the Property. Under the terms of that settlement, the purchasers received 68.0% of their principal deposits, and the Company retained 32.0% of the deposits plus all interest thereon. If all purchase contracts associated with these settlements had closed pursuant to their terms, total net sales proceeds would have been approximately $345.2 million. The remaining $4.3 million of the total net settlement and default income of $22.3 million resulted from subsequent settlements with individual condominium purchasers in the East and the West Towers of the Property on terms identical to the respective class action settlement

Abandoned assets

We recorded an expense of $10.1 million for the year ended December 31, 2010 primarily relating to certain construction in progress related assets that we deemed had no future value to the Company. These abandoned assets consisted primarily of fixtures and furnishings, including assets which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. These assets were identified following the finalization of certain interior designs in the period leading up to the opening of the Property on December 15, 2010.

Interest expense, net of amounts capitalized

Interest expense for the year ended December 31, 2011 was $36.2 million and $1.1 million for the year ended December 31, 2010. The significant increase in interest expense is due to the opening of Phase I of the Property on December 15, 2010 whereby the Company ceased capitalizing interest to construction costs for this phase of the project. In addition, the Company’s debt attracts a higher interest rate since the opening of the Property as required by the terms of the credit agreement.

Income Tax (Benefit)

The income tax benefit was $138.4 million for the year ended December 31, 2011 compared to $0 for 2010. For 2011 and 2010, our effective income tax rates were (59.1%) and 0%, respectively. The effective income tax rate for the year ended December 31, 2011, includes the benefit for the reversal of a $56.5 million valuation allowance on the net deferred tax assets of the Company’s operations. The Company measured whether it had the ability to realize its deferred tax assets. Effective January 1, 2012, pursuant to a broader tax reorganization, the Company became part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s net operating losses and realize the Company’s deferred tax assets. As such, Management has determined that it would be able to receive a future benefit for their deferred tax assets and accordingly, reversed the valuation allowance taken against the Company’s cumulative deferred tax assets during the year.

Year ended December 31, 2010 as compared to the year ended December 31, 2009

The year ended December 31, 2010 has limited comparability to the year ended December 31, 2009. Most notably, with the Property’s opening on December 15, 2010, 17 days of operations are included in the 2010 results. Prior to the opening, the Property was in various construction and pre-opening stages.

Revenues

The Company’s gaming revenues were $4.3 million for the 17 days of operations during the 2010 fiscal year. Non-gaming gross revenues over the same period were $14.0 million.

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

Departmental, Administrative and Other Expenses

Operating expenses in 2010 include direct departmental expenses not present in 2009. During 2010, these departmental expenses included casino expenses of $22.2 million, rooms expenses of $0.4 million, food and beverage expenses of $5.4 million, and retail and other expenses of $0.4 million. Casino operating expenses include one-time expenses relating to the grand opening celebration and the estimated departmental cost of providing promotional allowances. General and administrative expenses totaled approximately $7.5 million.

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

Other income and expenses

Net settlement and default income decreased by $12.2 million in 2010 as compared to 2009. The net settlement and default income of $34.5 million recorded within 2009 resulted from the settlement of a class action lawsuit with 1,050 condominium purchasers in the West Tower of the Property. Under the terms of that settlement, the purchasers received 74.4% of their principal deposits, and the Company retained 25.6% of the deposits plus all interest thereon. If all purchase contracts associated with these settlements had closed pursuant to their terms, total net sales proceeds would have been approximately $708.0 million. The cancellation of these contracts therefore, reduced expected net sales proceeds by $673.5 million.

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

Non-US GAAP measure—adjusted EBITDA

Adjusted EBITDA is used by management as the primary measure of the operating performance of The Cosmopolitan. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, rent expenses, corporate expenses, and pre-opening expenses.

Management has presented adjusted EBITDA information as a supplemental disclosure to the reported GAAP measures because it believes that this measure is widely used to assess the operating performance in the gaming and hospitality industry. Certain items excluded from adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that are not comparable between the periods being presented. As an example, Management has adjusted for pre-opening expenses from the calculation of adjusted EBITDA as it does not expect that pre-opening expenses of this magnitude will be incurred beyond 2010.

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

The following table presents a reconciliation of adjusted EBITDA to net loss for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net loss	$(96,991)	$(139,477)
Interest, net	35,866	754
Income tax (benefit)	(138,449)	—
Depreciation and amortization	158,526	8,406

EBITDA	(41,048)	(130,317)
Pre-opening expenses	1,636	116,522
Corporate expenses	14,552	643
Rent expenses (1)	2,779	—

Adjusted EBITDA	$(22,081)	$(13,152)

(1)	Rent expenses for 2010 were charged to pre-opening expenses and Corporate expenses.

Liquidity and Capital Resources

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our expansion projects and our compliance with covenants contained in the Credit Facility.

(In thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net cash (used in) provided by operating activities	$(118,660)	$(75,752)	$42,631
Net cash used in investing activities	(358,516)	(889,197)	(620,689)
Net cash provided by financing activities	468,361	1,045,939	581,189

As of December 31, 2011, we had $77.3 million in available cash and cash equivalents. Capital expenditures totaled $375.1 million during the year ended December 31, 2011 and were primarily incurred for further construction of our integrated resort. We estimate capital expenditures will total $15 to $20 million during the year ending December 31, 2012.

In addition, our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations.

We intend to finance the costs of future capital needs and ongoing working capital requirements of the Property with borrowings from Deutsche Bank and its affiliates pursuant to the credit facility, but we may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the US and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a Branch of Deutsche Bank AG, $3.5 billion of which was outstanding as of December 31, 2011. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. The Company borrows on an unsecured basis from DBCI. The current expiration of the credit facility is December 2015. Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin. Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). The post opening LIBOR margin is now 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publically available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

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

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months and believe those requirements consist primarily of funds necessary to complete further construction at the Property and to finance ongoing opening operational expenses. We estimate our short-term liquidity requirements for 2012 to be approximately $50 million to $75 million.

We expect to meet our short-term liquidity needs through borrowings from DBCI under the existing credit facility and from operating cash flows generated by the Property. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit for $20 million reserved for purposes of issuing standby letters of credit. The Company currently maintains four standby letters of credit totaling $6.0 million pursuant to agreements related to insurance, administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of December 31, 2011.

Contractual Obligations and Commitments

We have loan obligations that we record as liabilities in our Consolidated Financial Statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following tables summarize our contractual obligations and other commitments as of December 31, 2011 (in thousands):

	Total	Within 1 year	1 to 3 years	3 to 5 years	More than 5 years
Loan payable to affiliate (1)	$3,530,857	$—	$—	$3,530,857	$—
Estimated interest payments on loan payable to affiliate (2)	202,108	50,527	101,054	50,527	—
Operating lease obligations	12,321	2,177	4,348	2,440	3,356
Purchase obligations (3)	35,026	26,310	8,716	—	—
Construction commitments (4)	54,450	54,450	—	—	—

Total	$3,834,762	$133,464	$114,118	$3,583,824	$3,356

(1)	The construction commitments and purchase obligations noted in the table above will be funded by the credit facility and from operating cash flows generated by the Property.
(2)	Interest payments on loan payable to affiliate are estimated using three month LIBOR as of December 31, 2011 plus 85 basis points, as stipulated by our credit agreement.
(3)	Various non-cancellable purchase orders and contracts entered into by the Property for goods and services.
(4)	Amounts due to various vendors related to the completion of Phase I and Phase II of the Property.

In addition, the Company is a defendant in various legal proceedings. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity. See “Part I—Item 3. Legal Proceedings”.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) require us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in note 2 to our Consolidated Financial Statements included in Item 8—Financial Statements and Supplementary Data. Of these accounting policies, we believe the following may involve a higher degree of judgments and estimates and complexity.

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

Our considerations in evaluating the Property for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends and, overall economic conditions and indicators. Since The Cosmopolitan has only operated for one full calendar year, cash flow estimates for the Property have continued to be based on market average data for the Las Vegas market. Based on these projections, management believes the cash flows from the Property are sufficient for the Company to recover their investment in The Cosmopolitan and no impairment was indicated.

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results which would be indicative of a possible impairment of the property in future periods. As of December 31, 2011 and the period from July 30, 2008 (inception) through December 31, 2010, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under US GAAP.

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

Income Taxes

The Company is subject to income taxes only in the U.S. (federal). The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, attributable to net operating losses and tax credit carryforwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence; it is more likely than not that the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives.

The Company’s operations were in a cumulative loss position for the two-year period ended December 31, 2011. For purposes of assessing the realization of the deferred tax assets, we considered the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. At December 31, 2011, the Company measured whether it had the ability to realize its deferred tax assets; and effective January 1, 2012, pursuant to a broader tax reorganization, the Company became part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank. In addition, effective January 1, 2012 the Company became party to a tax sharing agreement with the Consolidated Group. The Consolidated Group is expected to generate sufficient taxable income annually to utilize the Company’s deferred tax assets. As such, Management has determined that it would be able to receive a future benefit for their deferred tax assets and accordingly, reversed the valuation allowance taken against the Company’s cumulative deferred tax assets during the year.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”). We assess potentially unfavorable outcomes of such examinations based on the criteria of ASC 740, which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance utilizes a two-step approach for evaluating tax positions. Recognition occurs when we conclude that a tax position, based on its technical merits, is more likely than not (i.e., the likelihood of occurrence is greater than 50%) to be sustained upon examination. Measurement is only addressed if the position is deemed to be more likely than not to be sustained. The tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the more likely than not standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

Recently Issued Accounting Standards

See the related disclosure in note 2 to our Consolidated Financial Statements included in Item 8—Financial Statements and Supplementary Data in this Annual Report on Form 10-K for further details.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of December 31, 2011, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $35.3 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Members

Nevada Property 1 LLC:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, changes in members’ (deficit) equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Nevada Property 1 LLC and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 23, 2012

Report of Independent Registered Public Accounting Firm

The Members

Nevada Property 1 LLC:

We have audited the accompanying consolidated balance sheet of Nevada Property 1 LLC and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations, members’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Property 1 LLC and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California

March 30, 2011

NEVADA PROPERTY 1 LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash held with Deutsche Bank	$19,578	$22,856
Cash held with third parties and on hand	57,715	63,252

Total cash and cash equivalents	77,293	86,108
Accounts receivable, net	46,240	8,666
Inventories	10,059	6,739
Deferred income taxes	128,819	—
Restricted cash	31,118	—
Prepaid commission	4,983	—
Other assets	23,443	14,972

Total current assets	321,955	116,485
Property and equipment, net	3,111,248	3,111,688
Intangible asset, net	13,298	14,911
Restricted cash	3,415	38,567
Prepaid commission	372	6,163
Other assets	46,477	48,907

Total assets	$3,496,765	$3,336,721

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,232	$11,988
Interest payable to affiliate	11,122	—
Accrued and other liabilities	63,926	65,394
Advance condominium deposits	31,118	—

Total current liabilities	118,398	77,382
Accounts payable—construction	4,479	59,488
Accounts payable—retention	15,583	78,039
Accrued and other liabilities—construction	34,388	128,832
Interest payable to affiliate	—	1,512
Advance condominium deposits	3,413	38,567
Loan payable to affiliate	3,530,857	3,062,496
Deferred income taxes	3,691	—
Other liabilities	9,726	3,862

Total liabilities	3,720,535	3,450,178

Commitments and contingencies (note 14)
Members’ deficit	(223,770)	(113,457)

Total liabilities and members’ equity (deficit)	$3,496,765	$3,336,721

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Casino	$107,389	$4,250	$—
Rooms	178,405	4,214	—
Food and beverage	258,494	9,264	—
Entertainment, retail and other	24,690	526	—

Gross revenues	568,978	18,254	—
Less—promotional allowances	(90,336)	(7,641)	—

Net revenues	478,642	10,613	—

Operating expenses:
Casino	95,301	22,216	—
Rooms	47,836	429	—
Food and beverage	193,902	5,431	—
Entertainment, retail and other	30,143	405	—
General and administrative	142,278	7,516	—
Corporate expense	14,552	643	—
Pre-opening expenses	1,636	116,522	4,709
(Gain) loss on disposal of assets	(5,875)	—	864
Depreciation and amortization	158,526	8,406	586

Total operating expenses	678,299	161,568	6,159

Operating loss	(199,657)	(150,955)	(6,159)
Other income (expense):
Net settlement and default income	83	22,300	34,508
Abandoned assets	—	(10,068)	—
Interest income	304	368	614
Interest expense, net of amounts capitalized	(36,170)	(1,122)	(338)

(Loss) income before income taxes	(235,440)	(139,477)	28,625
Income tax (benefit)	(138,449)	—	—

Net (loss) income	$(96,991)	$(139,477)	$28,625

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ (DEFICIT) EQUITY

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$(113,457)	$25,520	$(3,105)
Subscribed capital	—	—	500
Subscribed capital receivable from Member	—	—	(500)
Capital contributed by Member	—	500	—
Non-cash distribution to Member (note 3)	(13,323)	—	—
Net (loss) income	(96,991)	(139,477)	28,625

Ending balance	$(223,770)	$(113,457)	$25,520

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(96,991)	$(139,477)	$28,625
Deferred income taxes	(125,128)	—	—
Depreciation and amortization	158,526	8,406	586
Non-cash distribution to Member (note 3)	(13,322)	—	—
Abandoned assets	—	10,068	—
(Gain) loss on disposal of assets	(5,875)	—	864
Changes in operating assets and liabilities:
Accounts receivable, net	(37,574)	(8,666)	—
Inventories	(3,861)	(6,739)	—
Other assets	(9,411)	(33,818)	1,718
Accounts payable	244	11,226	(12,337)
Accrued and other liabilities	4,316	65,664	69
Interest payable to affiliate	9,610	453	(899)
Restricted cash	4,034	101,203	170,137
Prepaid comissions	808	16,767	20,707
Advance condominium deposits	(4,036)	(100,839)	(166,839)

Net cash (used in) provided by operating activities	(118,660)	(75,752)	42,631

Cash flows from investing activities:
Capital expenditures	(375,118)	(889,197)	(620,689)
Proceeds from sale of assets	16,602	—	—

Net cash used in investing activities	(358,516)	(889,197)	(620,689)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	475,465	1,077,103	637,885
Principal payments under loan payable to affiliate	(7,104)	(31,664)	(56,696)
Capital contributed by Member	—	500	—

Net cash provided by financing activities	468,361	1,045,939	581,189

Net (decrease) increase in cash and cash equivalents	(8,815)	80,990	3,131
Cash and cash equivalents at beginning of period	86,108	5,118	1,987

Cash and cash equivalents at end of period	$77,293	$86,108	$5,118

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$26,198	$—	$—

Non-cash investing activities
Change in accrued additions to construction in progress	$208,539	$(161,906)	$23,591

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Company overview

Nevada Property 1 LLC, a limited liability company organized in Delaware, (the “Company”) owns and operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

Our mission is to increase our Members value. We seek to increase revenues through enhancing the guest experience by providing our guests with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve margins by focusing on operational excellence and efficiency while meeting our guests’ expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing property, while growing quality of our facilities by pursuing gaming entertainment opportunities we can improve or develop. We intend to diversify our guest demographics and revenue sources by growing our property, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our Members to do so. In making decisions, we consider our Members, guests, team members and other constituents in the community in which we operate.

We pride ourselves on being an exemplary employer and an upstanding corporate citizen that helps improve the quality of life for our employees (“CoStars”) and the communities in which we operate. We are an active community partner offering assistance to charitable organizations and other worthy causes.

We are also committed to protecting the environment and to being a global leader in sustainable resort development. We develop and implement environmental practices for our resort to protect our natural resources, offer our CoStars a safe and healthy work environment and enhance the resort experiences of our guests.

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

The Company filed a Registration Statement on Form 10 on April 9, 2010, which went effective under the Securities Exchange Act of 1934 (the “Exchange Act”) on June 8, 2010. The Company became a registrant under the Exchange Act on June 8, 2010. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Pubic Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

information regarding the Company that we have filed with the SEC at www.sec.gov. Our SEC filings can also be accessed through the Company’s website at www.cosmopolitanlasvegas.com by clicking on the link for SEC filings.

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

On April 1, 2010, the Company acquired Nevada Employer LLC, a limited liability company formed in Delaware. Nevada Employer LLC had employed the Company’s development staff from the period from foreclosure to December 20, 2010. On December 20, 2010, the remaining development staff was transferred to the Company and Nevada Employer LLC was formally dissolved on December 31, 2010 (See note 19 for further details).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“US GAAP”). The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Property and Equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

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

Construction in progress (“CIP”) includes land development costs, pre-construction costs, construction costs, interest incurred on financing, property taxes, insurance and overhead costs related to development. Included in pre- construction costs are architectural fees and site, soil, and engineering costs. Included in land development costs are on-site construction costs and other direct and indirect expenditures.

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

Our considerations in evaluating the Property for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends and, overall economic conditions and indicators.

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results which would be indicative of a possible impairment of the property in future periods. Since The Cosmopolitan has only operated for one full calendar year, cash flow estimates for the Property have continued to be based on market average data for the Las Vegas market. Based on these projections, management believes as of December 31, 2011 and the period from July 30, 2008 (inception) through December 31, 2011, the cash flows from the Property are sufficient for the Company to recover its investment in The Cosmopolitan. As a result, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under US GAAP.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use.

Intangibles

The Company’s finite-lived intangible asset consists of the cost of a property easement right which is amortized using the straight-line method, which approximates the effective interest method, over the life of the easement right.

Guest Reward Program

The Company has established a guest reward program called “Identity” to reward members for the total amount they spend across all the venues and amenities offered at The Cosmopolitan. Members can redeem these points for free play and other free goods and services. The Company accrues for points expected to be redeemed for free play as a reduction to gaming revenue and accrues for points expected to be redeemed for free goods and services as an expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other free goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2011 and 2010, we had accrued $1.8 million and $0.2 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in “Accrued and other liabilities” in our Consolidated Balance Sheets.

Deferred Revenue

The Company records deposits received under condominium sale agreements as deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as revenue upon closing of the sale of the condominium, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income within the Consolidated Statement of Operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium purchasers or arising due to buyer default is recognized within other income within the Consolidated Statement of Operations (refer to Note 14c. for further discussion).

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

The estimated departmental cost of providing promotional allowances for the years ended December 31, 2011 and December 31, 2010, which are included primarily in casino operating expenses, are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Rooms	$12,037	$1,412
Food and beverage	10,434	4,354
Entertainment, retail and other	515	255

	$22,986	$6,021

Gaming taxes

The Company is subject to taxes based on gross gaming revenue. These gaming taxes are recorded as an expense within the “Casino” line item in the accompanying Consolidated Statements of Operations. These taxes totaled $8.8 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred during the construction and pre-opening periods are included in pre-opening expenses. Upon completion of a project the advertising costs are included in general and administrative expenses. Total advertising costs were $32.7 million, $44.3 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Pre-Opening Expenses

Pre-opening expenses, consisting primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing, are expensed as incurred.

Classification of Certain Short Term Obligations

The Company has classified short term obligations totaling $54.5 million and $266.4 million as of December 31, 2011 and 2110, respectively, as long term liabilities as they are financed by the Company’s long term construction loan payable to affiliate (see note 12) and therefore will not require the use of working capital.

Income Taxes

The Company is subject to income taxes only in the U.S. (federal). The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis attributable to net operating losses and tax credit

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

carryforwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence; it is more likely than not that the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) where we operate. We assess potentially unfavorable outcomes of such examinations based on the criteria of ASC 740, which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance utilizes a two-step approach for evaluating tax positions. Recognition occurs when we conclude that a tax position, based on its technical merits, is more likely than not (i.e., the likelihood of occurrence is greater than 50%) to be sustained upon examination. Measurement is only addressed if the position is deemed to be more likely than not to be sustained. The tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance regarding comprehensive income. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total of other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholder’s equity. The amendments in this new guidance do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011 with retrospective application. We intend to adopt this guidance for the quarterly period ended March 31, 2012. The Company does not currently have any comprehensive income to report, however, the adoption of this amendment will only impact the presentation of any comprehensive income that may become reportable on the Company’s consolidated financial statements in future periods.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our Consolidated Financial Statements.

3. Income Taxes

Prior to January 1, 2011, our parent company, Nevada Parent 1 LLC, a single member limited liability company, was a disregarded entity for income tax under the provisions of the Internal Revenue Code. Accordingly, no provision for income taxes was included in the accompanying financial statements for the year

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

ended December 31, 2010. Effective January 1, 2011, Nevada Parent 1 LLC has elected to be treated as a C-Corporation for income tax purposes under the provisions of the Internal Revenue Code and as such, we are included as a division of Nevada Parent 1 LLC for income tax purposes. The Company’s consolidated loss before taxes for the year ended December 31, 2011 was $235.4 million.

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current income tax expense (benefit)	$—	$—	$—
Deferred income tax expense (benefit)	(138,449)	—	—

Total income tax expense (benefit)	$(138,449)	$—	$—

The reconciliation of the statutory federal income tax rate and the Company’s effective tax is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	(35.0%)	(35.0%)	(35.0%)
Increase (decrease) in rate resulting from:
Permanent differences	0.1%	—	—
Change in valuation allowance	(24.1%)	35.0%	35.0%
Tax credits	(0.1%)	—	—

Effective tax rate	(59.1%)	0.0%	0.0%

The income tax benefit was $138.4 million for the year ended December 31, 2011 compared to $0 for the years ended December 31, 2010 and 2009. For 2011, 2010 and 2009, our effective income tax rates were (59.1%), 0% and 0%, respectively. The effective income tax rate for the year ended December 31, 2011, includes the benefit for the reversal of a $56.5 million valuation allowance on the net deferred tax assets of the Company’s operations.

The primary tax affected components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$122,872	$13,491
Pre-opening expenses	37,837	40,557
Other	8,534	123

Subtotal	169,243	54,171
Deferred tax liability:
Property and equipment	(44,115)	(5,375)

Net deferred tax asset before valuation allowance	125,128	48,796
Less valuation allowance	—	(48,796)

Deferred tax asset, net	$125,128	$—

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

At December 31, 2011, the Company had available $351.1 million of federal net operating loss carryforwards and $0.2 million of federal tax credits. The federal net operating loss carryforwards begin to expire in 2031.

At December 31, 2011, the Company measured whether it had the ability to realize its deferred tax assets; and effective January 1, 2012, pursuant to a broader tax reorganization, the Company became part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank. The Consolidated Group is expected to generate sufficient taxable income annually to utilize the Company’s net operating losses and realize the Company’s deferred tax assets. As such, management has determined that it would be able to receive a future benefit for their deferred tax assets and accordingly, reversed the valuation allowance taken against the Company’s cumulative deferred tax assets during the year.

The amount of valuation allowance released at December 31, 2011 was $48.8 million for 2010 and $67.1 million for 2011. During the year ended December 31, 2011, $13.3 million of the Company’s deferred tax assets were utilized by the Deutsche Bank Consolidated Group and has been treated as a non-cash distribution in the accompanying consolidated financial statements. In addition, effective January 1, 2012, the Company became party to a tax sharing agreement with the Consolidated Group.

The Company’s major tax jurisdiction is the United States. We are presently not under examination. The Company is subject to examination for years 2008 and after. Management believes that all known tax positions meet the more likely than not standard and will be sustained upon examination. As a result of adopting ASC 740-10, the Company has not recognized any unrecognized tax position liabilities; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than our expected outcome and impact the provision for income taxes. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2011, accrued penalties and interest were $0.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Casino	$23,715	$5,246
Rooms	21,558	1,789
Other	4,713	1,631

	49,986	8,666
Less: allowance for doubtful accounts	(3,746)	—

	$46,240	$8,666

Accounts receivable, including casino and room receivables, are typically non-interest bearing. The Company issues credit to approved casino customers following investigations of creditworthiness. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Prepaid expenses	$17,611	$14,621
Other assets	5,832	351

Total	$23,443	$14,972

Prepaid expenses as of December 31, 2011 consist primarily of expenses relating to insurance, marketing, operations, and maintenance. Similarly, prepaid expenses as of December 31, 2010 consist primarily of expenses relating to insurance, marketing and advertising and property taxes.

6. Property and Equipment

Property and Equipment are stated at the lower of cost or fair value and consist of the following as of December 31, 2011 and 2010 (amounts in thousands):

	December 31, 2011	December 31, 2010
Land	$110,454	$110,277
Buildings, building improvements and land improvements	2,716,832	2,587,171
Furniture, fixtures and equipment	446,335	369,714
Construction in progress	4,565	54,822
Less: accumulated depreciation	(166,938)	(10,296)

	$3,111,248	$3,111,688

The presentation of land and construction in progress on the consolidated balance sheet as of December 31, 2010 has been changed to conform to the December 31, 2011 presentation of property and equipment, net which now includes land and construction in progress.

Interest of $0.7 million, $8.4 million, and $10.2 million was capitalized during the years ended December 31, 2011, 2010, and 2009 respectively.

As part of the acquisition of the Property at the foreclosure sale on September 3, 2008, the Company also acquired binding contracts for the purchase and sale of 1,821 condominium-hotel units which were originally entered into by the previous owner of the Property. As discussed further in note 14 “Commitments, Contingencies and Litigation”, as of December 31, 2011, there remain 194 condominium-hotel units that are the subject of ongoing claims with the original contracted purchasers. The Company has taken the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, the majority of the remaining condominium purchasers have failed or refused to perform and close on their respective purchases. As a result, the Company has delivered notices of default and termination to the relevant condominium purchasers and further litigation or arbitrations over the defaulted purchase contracts is likely. These remaining units are likely to be resolved by settlement and/or by a decision on the merits in the ongoing arbitration proceedings.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Easement rights	$15,039	$15,000
Less: accumulated amortization	(1,741)	(89)

	$13,298	$14,911

Easement rights represent payments made for the right to access a parcel of land that is adjacent to the Property. As of December 31, 2011, future amortization is $1.7 million for each of the next five years and $4.9 million thereafter.

8. Restricted Cash and Advance Condominium Deposits

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The balance of $34.5 million as of December 31, 2011 is composed of $30.6 million in principal and $3.9 million in interest and the balance of $38.6 million as of December 31, 2010 is composed of $34.5 million in principal and $4.1 million in interest.

The Company records deposits received under condominium-hotel unit (“condominium”) sale agreements as restricted cash and deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as income upon closing of the sale of the condominium, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income within the Consolidated Statement of Operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium purchasers or arising due to buyer default is recognized within other income within the Consolidated Statement of Operations (refer to note 14 for further discussion).

9. Prepaid Commission

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve as of December 31, 2011 and 2010 was $3.8 million and is classified as accrued and other liabilities—construction in the accompanying Consolidated Balance Sheets.

The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of December 31, 2011 will be sufficient to pay all existing and expected future claims related to the Property.

The table below summarizes the activity in the loss payout account (in thousands):

Balance as of December 31, 2008	$29,762
Claims paid relating to:
Current year	(511)
Prior years	(1,139)
Interest earned	612

Balance as of December 31, 2009	$28,724
Claims paid relating to:
Current year	(624)
Prior years	(2,742)
Interest earned	353

Balance as of December 31, 2010	$25,711
Claims paid relating to:
Current year	(256)
Prior years	(2,144)
Interest earned	55

Balance as of December 31, 2011	$23,366

At December 31, 2008, the Company was obligated to make additional contributions of $4.8 million to the loss payout account based on the original estimated insurance liability for the Property. The obligation for additional cash funding was waived during 2009 and replaced with an agreement to post a Letter of Credit in the same amount. The funding requirement was adjusted further in November 2009 from the original $4.8 million to $2.2 million. The $2.2 million was funded in the form of a Letter of Credit in 2011. The net balance of deposits in the loss payout account is classified as non-current other assets in the accompanying Consolidated Balance Sheets.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

11. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Accrued accounts payable	$9,487	$35,593
Deposits—patrons	9,522	610
Advanced deposits	8,869	3,480
Accrued PTO	4,717	2,642
Chip liability	5,597	5,897
Other liabilities	25,734	17,172

Total	$63,926	$65,394

12. Loan Payable to Affiliate

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a branch of Deutsche Bank AG. On March 3, 2010, $1.6 billion of this facility was converted into a committed line of credit. DBCI has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. The current expiration of the credit facility is December 2015. Borrowings carry an interest rate of the three-month London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin.

Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). The post opening LIBOR margin is 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

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

The total amount of the loan payable to affiliate at December 31, 2011 and December 31, 2010 was $3.5 billion and $3.1 billion, respectively. Additionally, at December 31, 2011 and December 31, 2010, the Company had accrued interest payable to affiliate of $11.1 million and $1.5 million with a weighted-average interest rate of 1.27% and 0.36%, respectively.

The estimated fair value of the Company’s long-term debt as of December 31, 2011, was approximately $2.3 billion, compared to its carrying value of $3.5 billion under US GAAP. The estimated fair value of the Company’s long-term debt as of December 31, 2010, was approximately $2.2 billion, compared to its carrying value of $3.1 billion under US GAAP. The estimated fair value of the Company’s long-term debt was determined by pricing models based on the value of related cash flows discounted based on prices of public debt of companies within the gaming and hospitality industry adjusted for other factors such as non performance risk (Level 3 fair value measurement).

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13. Lease Obligations

The Company leases office space, parking, warehousing space and office equipment under various operating lease arrangements.

Future minimum lease payments under these non-cancellable operating leases are as follows at December 31, 2011: 2012—$2.2 million; 2013—$2.2 million; 2014—$2.1 million; 2015—$1.7 million; 2016—$0.7 million; thereafter—$3.4 million.

Operating lease payments totaled $2.8 million, $3.6 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Lease payments made in support of sales and preopening activities were recognized as expenses. Payments attributable to the construction of the Property were capitalized in CIP.

14. Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company has engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operates under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of December 31, 2011, the remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $34.3 million.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of December 31, 2011, amounts expected to be paid to WARB under executed contracts totaled $0.9 million.

As of December 31, 2011, the Company had total construction commitments of $54.5 million.

Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit for $20 million reserved for purposes of issuing standby letters of credit. The Company currently maintains four standby letters of credit totaling $6.0 million pursuant to agreements related to insurance, administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of December 31, 2011.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

The second preliminary injunction sought to compel the Company to make certain real estate disclosures and permit more time for pre-closing inspections to allow for sound testing of the units; however, that preliminary injunction request was denied. Several condominium purchasers have also commenced confidential arbitrations alleging that the Company defaulted under the condominium unit purchase contracts and are seeking a refund of their deposits. In addition, one purchaser has commenced a confidential arbitration proceeding seeking an order compelling the Company to complete a penthouse unit. For each of these claims and those discussed above, the Company believes that it has a strong legal defense, and intends to vigorously defend its position. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Since the time of the class action settlements described above, some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers have settled their claims with us in individual transactions on terms identical to the applicable class action settlement resulting in an additional $4.3 million in net settlement income in 2010. As of December 31, 2010, there were 214 condominium-hotel units under the original purchase contracts.

In 2011, 17 condominium units were purchased, which generated a net gain of $8.2 million. In addition, three condominium-hotel units were settled through arbitration, resulting in $0.1 million in settlement income.

In the first quarter of 2012, buyers representing 178 condominium-hotel units in The Cosmopolitan agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units. Under the terms of the settlements, buyers of units in the west tower of The Cosmopolitan received a refund of 50% of their principal earnest money deposits and buyers of units in the East Tower received a refund of 40% of their principal earnest money deposits. The Company retained 50% of the principal deposits, plus 100% of all interest, under the West Tower purchase contracts, and 60% of the principal deposits, plus 100% of all interest, under the East tower purchase contracts, resulting in a net gain of $13.1 million which the Company will recognize as net settlement income in the 2012 consolidated statement of operations.

As of March 23, 2012 there were 16 condominium hotel units remaining under contract at The Cosmopolitan. The Company is actively engaged in various arbitration and other dispute resolution proceedings with respect to 11 of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings. The Company expects that some of the units remaining under contract will be settled under the same terms described in the preceding paragraph and intends to initiate arbitration proceedings against the buyers of any remaining units who do not agree to settle and release their claims as provided above.

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

e. Sales and Use Tax on Complimentary Meals

On February 14, 2012, the Nevada Department of Taxation has given notice to gaming companies that it should pay sales tax on complimentary meals provided to their patrons and employees on a prospective basis.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

This position was a result of a Nevada Tax Commission decision which upheld the decision of an Administrative Law Judge who ruled that complimentary meals provided to patrons and employees of a Nevada casino operator were retail sales subject to sales tax. The Nevada casino operator in the ruling filed a petition for judicial review in Clark County District Court.

f. Other Matters

The Company is also subject to various other claims and litigation arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the consolidated financial position, cash flows, or the results of operations of the Company.

15. Membership Interests

On April 2, 2010, the Company redeemed its original membership interests and issued new Class A and Class B Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by the members. Holders of Class B Membership Interests have all the economic interests in the Company and, except as provided by law, do not have any right to vote.

On October 28 2010, the Company received an Order of Registration from the Nevada Gaming Commission (“the Gaming Commission”) formally approving the Company’s gaming license application. This license allows the Company to conduct non-restricted gaming operations at the Property subject to certain conditions imposed by the Gaming Commission. In connection with approval of such license from the Gaming Commission, 100% of the Class A membership interests in the Company were transferred by Nevada Mezz 1 LLC, a Delaware limited liability company (“Nevada Mezz”) to Nevada Voteco LLC, a Delaware limited liability company (“Nevada Voteco” or “Voteco”). Accordingly, Nevada Voteco now has voting control over the Company through its ownership of all of the Class A membership interests and Nevada Mezz continues to hold 100% of the Class B membership interests, which have all the economic interests in the Company and, except as provided by law, do not have any right to vote.

16. Related Party Transactions

The Company is involved in significant financing and other transactions with Deutsche Bank and certain of its affiliates.

The following table sets forth amounts held with, receivable from and payable to Deutsche Bank and affiliates as of December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011	December 31, 2010
Cash held with Deutsche Bank	$19,578	$22,856
Loan payable to affiliate	3,530,857	3,062,496
Interest payable to affiliate	11,122	1,512

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.6 million, $1.2 million, and $0.3 million during the years ended December 31, 2011, 2010, and 2009, respectively, for these services.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The Company paid $1.2 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. Effective January 1, 2012, pursuant to a broader tax reorganization, the Company became part of a Corporate Consolidated Tax Group owned by Deutsche Bank (refer to note 3 for additional discussion related to this matter).

17. Pension Plan

The Company has a defined contribution pension plan for eligible employees established under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer earnings, within prescribed limits, that are then eligible for a company match. As of December 31, 2011, we contribute $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages with a total Company match of up to $1,000 per employee per year. The Company’s contributions to the 401(k) plan were $0.5 million, $0.2 million, and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

18. Abandoned Assets

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

19. Acquisition of Nevada Employer LLC

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

20. Selected Quarterly Financial Information

The following table presents selected quarterly financial information for the years ended December 31, 2011 and 2010 (unaudited and in thousands):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenues	$104,976	$126,108	$126,626	$120,932	$478,642
Net settlement and default income	—	—	—	83	83
Pre-opening expenses	614	168	684	170	1,636
Operating loss	(50,581)	(45,093)	(49,266)	(54,717)	(199,657)
Income tax (benefit) (note 3)	—	—	—	(138,449)	(138,449)
Net (loss) income	(56,831)	(54,298)	(58,489)	72,627	(96,991)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Net revenues	$—	$—	$—	$10,613	$10,613
Net settlement and default income	427	18,465	1,991	1,417	22,300
Pre-opening expenses	5,712	12,466	23,449	74,895	116,522
Operating loss	(5,734)	(12,548)	(23,770)	(108,903)	(150,955)
Net (loss) income	(11,484)	2,973	(22,570)	(108,396)	(139,477)

(1)	The Company commenced operations on December 15, 2010 and was in its construction and pre-opening stage prior to that date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 14, 2010, the Board of Directors (the “Board”) of the Company notified KPMG LLP (“KPMG”) that upon completion of the 2010 audit engagement and the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010, KPMG was dismissed as the Company’s independent registered public accounting firm. The decision to change accounting firms was recommended by the Audit Committee and approved by the Board.

During the years ended December 31, 2010 and 2009 and the subsequent period through April 1, 2011, the Company had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements. In addition, during such periods, there were no “reportable events” as that term is defined in Item 304(a) (1)(v) of Regulation S-K.

On December 14, 2010, the Board, based on the recommendation of the Audit Committee, approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s new independent registered public accounting firm. The Company has not consulted with PwC during the years ended December 31, 2010 or 2009, or during any subsequent period prior to April 1, 2011 with respect to any of the matters or events listed in Regulation S-K 304(a)(2)(i) and (ii).

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2011 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2011 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board of Directors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law in 2010, exempts the Company from the requirement to comply with the internal control attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002, as the Company is not an accelerated filer.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Nevada Property 1 LLC & Corporate Governance

The following table sets forth the name, age and position of each of our Members of the Board and executive officers as of March 23, 2012:

Name	Age	Position
Jeff Baer	47	Member of the Board
Fabrizio Campelli	38	Chairman of the Board
Stuart Clarke	54	Member of the Board
Donna Milrod	44	Member of the Board
Enrico Sanna	39	Member of the Board
John Unwin	53	Member of the Board and Chief Executive Officer
Ronald G. Eidell	68	Interim Chief Financial Officer
Thomas McCartney	59	Chief Operating Officer
Anthony Pearl	41	General Counsel and Chief Compliance Officer

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

Fabrizio Campelli has served as a Member of the Board of the Company since December 2010 and as Chairman of the Board since July 2011. Mr. Campelli is currently the Head of Group Strategy and Planning with Deutsche Bank and is responsible for corporate strategy, corporate mergers and acquisitions as well as the group’s portfolio of corporate investments. Mr. Campelli joined Deutsche Bank in 2004 and has held several positions including serving as the global Chief Operating Officer for Corporate Finance coverage within global banking. From 2006 to 2008, Mr. Campelli was the Chief Operating Officer supporting the Corporate Finance leadership team on the turnaround of Deutsche Bank’s global Financial Institutions Group franchise. Prior to joining Deutsche Bank, Mr. Campelli worked with McKinsey and Company in their London and Milan offices, focusing on strategic assignments with global Financial Institutions. Mr. Campelli also worked at Goldman Sachs in their London and New York offices focusing on Equities. Mr. Campelli holds a Business Administration degree from Bocconi University and an MBA from the Massachusetts Institute of Technology Sloan School of Management.

Mr. Campelli brings his many years of experience in the global financial services industry to the Board. Mr. Campelli’s experience in senior corporate management positions and in corporate strategy provides the Board with a variety of perspectives on corporate finance, management and strategic issues, which enables Mr. Campelli to provide valuable insights regarding the Company’s business.

Donna Milrod has served as a Member of the Board of the Company since 2009. Ms. Milrod is Managing Director and Deputy Chief Executive Officer of Deutsche Bank Americas. Ms. Milrod is also Head of the Regional Oversight and Strategy Group, which is comprised of Corporate Governance, the Independent Control Office, Bank Regulatory Relations and the Americas Business and Client Strategy Group. Ms. Milrod joined Deutsche Bank in September 1999 when the firm acquired Bankers Trust Corporation, where she served in the Treasury Department. From 1999 to May 2002, Ms. Milrod served as the Assistant Treasurer of the Americas for Deutsche Bank Trust Company and in 2002 she was called upon to establish its Independent Control Office. Ms. Milrod received her BA from Smith College and her MBA from Columbia University.

Ms. Milrod brings her many years of wide-ranging experience in the financial services industry to the Board. Ms. Milrod’s experience in corporate management and corporate governance positions provides the Board with a variety of perspectives on corporate management and governance issues, which enables Ms. Milrod to provide valuable insights regarding the Company’s business.

Enrico Sanna has served as a Member of the Board of the Company since 2011. Mr. Sanna is a Managing Director of Deutsche Bank’s Corporate Investments and is based in London. Prior to this position, Mr. Sanna was Global Chief Operating Officer for the Investment Bank division and the Global Chief of Staff for Global Banking. Mr. Sanna joined Deutsche Bank in 2007. Prior to joining Deutsche Bank Mr. Sanna spent two years serving as Co-Head of Strategy for American Express International after his employment at Oliver Wyman, a global management consulting firm, providing strategy consulting services to leading financial institutions. Mr. Sanna has also worked in the Equity division of Morgan Stanley and served as an advisor for privatizations in Latin America and other emerging economies. Mr. Sanna received his Bachelor degree from Bentley University and his MBA from the Massachusetts Institute of Technology Sloan School of Management.

Mr. Sanna brings his many years of experience in the global financial services industry to the Board. Mr. Sanna’s experience in senior corporate management positions and in corporate strategy provides the Board with a variety of perspectives on corporate finance, management and strategic issues, which enables Mr. Sanna to provide valuable insights regarding the Company’s business.

John Unwin has served as Chief Executive Officer since October 2009 and as a Member of the Board of the Company since 2010. Mr. Unwin has nearly 30 years of experience in hospitality and five years of experience in the gaming industry. Prior to joining the Company, Mr. Unwin was with Caesars Entertainment Inc., Las Vegas, from 2004, where he began as Senior Vice President of Hotel Operations of Caesars Palace Las Vegas and advanced to the position of Senior Vice President and General Manager of Caesars Palace Las Vegas. During Mr. Unwin’s employment at Caesars Palace Las Vegas, he managed the hotel operations, food and beverage as well as casino operations. Mr. Unwin was also responsible for group and convention sales for Caesars Entertainment Inc.’s Las Vegas properties. From 1998 to 2004, Mr. Unwin was Chief Operating Officer of Ian Schrager Hotels (now the Morgans Hotel Group) in New York, where he managed all of its hotel portfolios in New York, Miami Beach, Los Angeles, San Francisco and London. In 1991, Mr. Unwin joined the Fairmont Hotels and Resorts and served as Hotel Manager and General Manager at different hotels throughout the United States.

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

Thomas McCartney has served as Chief Operating Officer since January 2012. Prior to joining us, Mr. McCartney served as the President and Chief Operating Officer of the Tropicana Hotel & Casino in Las Vegas, Nevada, from December 2009 to October 2011. Prior to this position, Mr. McCartney served as President and Chief Executive Officer of Planet Hollywood Resort and Casino in Las Vegas from January 2009 until December 2009. Prior to joining Planet Hollywood Resort and Casino, Mr. McCartney served in various leadership roles at MGM Resorts International from 1996 until January 2009, most recently as an executive vice president of Luxor Hotel and Casino in Las Vegas, from March 2004 until January 2009. Mr. McCartney received an Associate degree in Hotel Management from Teikyo Post University in Waterbury, Connecticut.

Anthony Pearl has served as General Counsel since November 2008 and Chief Compliance Officer as of December 2010. From 2003 to 2008, Mr. Pearl served as Vice President & Associate General Counsel for Caesars Entertainment, Inc., where he was responsible for legal affairs relating to transactional real estate matters, joint venture transactions, licensing agreements, as well as various asset management activities. From 1998 to 2003, Mr. Pearl was an attorney in the transactional practice group of Skadden, Arps, Slate, Meagher & Flom LLP in Los Angeles, where his concentration was a variety of acquisition, disposition, leasing and lending transactions. Mr. Pearl began his law career in 1996 with Gallagher & Kennedy in Phoenix, Arizona as part of the firm’s real estate department. Mr. Pearl received his JD from Harvard Law School and his BA from Rice University.

Ronald G. Eidell began serving as Interim Chief Financial Officer on February 21, 2012. Mr. Eidell was an equity partner in Tatum LLC, a firm providing interim executive services, from 2004 until 2010. During that period, Mr. Eidell provided interim executive services to Bally Total Fitness Holding Corp., where he was the Chief Financial Officer, and at NeoPharm, Inc., where he was interim President and Chief Executive Officer. He was also a member of the Board of Directors of NeoPharm, and chaired its Audit Committee. Mr. Eidell received his MBA from the University of Chicago and his BS degree from Drexel University, where he is a member of the Dean’s Advisory Council of the University’s LeBow College of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, directors and persons who own more than 10% of our equity securities complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the year ended December 31, 2011.

Other Matters

Given the ownership structure of the Company, we have not adopted any procedures by which security holders may recommend nominees to our Board.

Audit Committee—The Company is not required to establish a formal Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. However, on November 17, 2010, the Company’s Board of Directors (the “Board”) established the Company’s Audit Committee in order to establish and foster high quality Corporate Governance principles for the Company. The Audit Committee operates under a written charter and its primary purpose is to assist the Board in monitoring the integrity of the Company’s financial statements, independent registered public accounting firm’s qualifications and independence, the performance of the audit function and independent registered public accounting firm and compliance with legal and regulatory requirements.

The current members of the Audit Committee are Enrico Sanna (Chairman), Stuart Clarke and Donna Milrod. The Board has determined that each of the members of the Audit Committee is “financially literate” and that Mr. Clarke qualifies as an audit committee financial expert.

On December 14, 2010, the Board notified KPMG LLP (“KPMG”) that upon completion of the 2010 audit engagement and the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010, KPMG would be dismissed as the Company’s independent registered public accounting firm. The decision to change accounting firms was recommended by the Audit Committee and approved by the Board. On December 14, 2010, the Board, based on the recommendation of the Audit Committee, also approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s new independent registered public accounting firm. The Audit Committee has reviewed with PwC the plan, scope and results of the audit for the year ending December 31, 2011, as well as the fees for the services performed by PwC. The Audit Committee also reviewed the adequacy of the Company’s internal control systems, receive internal audit reports and subsequently report its findings to the full Board.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

Set out below is a discussion and analysis of the 2011 compensation policies and program for (i) John Unwin, our Chief Executive Officer, (ii) Jeffrey Burge, our former Chief Financial Officer, who served in such capacity for all of 2011, (iii) Anthony Pearl and Nathan Hong, who are the two other most highly compensated executive officers who were serving as such at December 31, 2011 and (iv) Sherry Harris, for whom disclosure would have been provided pursuant to paragraph (iii) above, but for the fact that Ms. Harris was not serving as an executive officer at December 31, 2011 (and with respect to whom we are required to provide compensation disclosure under SEC rules) (collectively, the “named executive officers”). This discussion and analysis should be read together with the Summary Compensation Table below and the additional narrative and tables that follow and support it. See also “Compensation Actions in 2011 & 2012” below in this Item 11 for further details.

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

Setting of Executive Compensation

In setting the compensation of our named executive officers, decisions were made based upon the executives’ positions prior to employment by us as well as our knowledge of compensation practices for executives employed on the Las Vegas Strip. The amount and form of compensation paid to our named executive officers is a function of their prior positions within the industry and their anticipated roles and responsibilities within our organization. The compensation packages for Mr. Unwin and Mr. Burge were negotiated by Mr. Baer to attract each of them to The Cosmopolitan. Both executives were employed on the Las Vegas Strip with competitive compensation packages which had to be taken into consideration by Mr. Baer. The compensation for Mr. Nathan Hong was established using his 2008 base salary which was then transitioned to the Company from CSB. Mr. Pearl negotiated his annual compensation with Mr. Unwin, and his compensation was established in order to provide a competitive compensation package. Ms. Harris negotiated her annual compensation with Mr. Unwin, and her compensation was established in order to provide a competitive compensation package.

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

Elements of Executive Compensation

Base Salary. The Company entered into employment agreements with each of Messrs. Unwin, Burge and Pearl. The annual base salaries for Mr. Unwin and Mr. Burge were set at $800,000 and $400,000, respectively. During the term of their respective employment agreements, their annual base salaries may be increased by an amount determined by the Company in our sole and absolute discretion, but may not be decreased without the executives’ written consent. The employment agreement for Mr. Pearl provides for an annual base salary of $400,000, which will be paid in accordance with the normal payroll practices of the Company. Mr. Hong’s annual base salary was set at $750,000, which was paid in accordance with normal payroll practices of the

Company. Ms. Harris’s annual base salary was set at $400,000, which was paid in accordance with normal payroll practices of the Company.

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

Annual Incentive Compensation. Mr. Unwin is entitled to a minimum annual bonus of $200,000, however; the actual amount of such bonus may be increased by the Company, in its sole and absolute discretion. The annual bonus for Mr. Unwin will be paid between January 1 and March 15 following the calendar year in which they were earned. Mr. Pearl is eligible to receive an annual, merit-based discretionary bonus consistent with Company policy. Messrs. Unwin, Burge and Pearl and Ms. Harris were paid discretionary bonuses under the 2010 Discretionary Cash Compensation Plan in the amount of $1,000,000, $300,000, $200,000 and $240,000, respectively. These amounts were paid based upon management’s evaluation against certain performance metrics as described in the plan and approved by the Board. See “Compensation Actions in 2010” below in this Item 11 for further details.

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

Discretionary Cash Compensation Plan. On November 17, 2010, the Board approved the Company’s 2010 Discretionary Cash Compensation Plan (the “2010 Plan”). The 2010 Plan covered the performance period January 1, 2009 through December 31, 2010. Under the terms of the 2010 Plan, executive officers as well as certain other officers and employees within the Company’s project development and operations departments hired prior to October 1, 2010, were eligible to receive performance-based compensation upon the attainment of certain target performance metrics. The performance metrics comprised of the following goals:

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

401(k) Savings Plan. In order to provide for retirement savings as part of the compensation package offered to eligible employees, a 401(k) plan is available to all named executive officers after 1 year of employment. Participants may defer eligible compensation, which generally includes total pay, but excludes fringe benefits. In addition, participants over the age of 50 may also make catch-up contributions. The Company will make qualified matching contributions of $.50 on the dollar up to 4% of eligible pay with a $1000 annual match; these matching contributions follow a 6 year vesting schedule.

Fringe Benefits. Messrs. Unwin and Burge each are eligible to participate in all health, welfare, retirement, life insurance, disability, perquisite and similar plans, programs and arrangements generally available to employees of the Company from time to time. Messrs. Unwin and Burge also are entitled to 20 days of paid time off during each 12-month period, which they may carry forward up to one half of any unused paid time off to the subsequent 12-month period, and to all paid holidays allowed by the Company. Messrs. Hong and Pearl are each eligible to participate in the Company’s benefit plans and are eligible to receive the usual benefits offered by the Company to executives at their level, including paid time off benefits. Messrs. Unwin, Burge, Hong and Pearl also are eligible for “Exec-U-Care,” a benefit which is designed to supplement the Company’s major medical plan by reimbursing executives and eligible dependents for health care expenses not covered by the underlying medical plan.

Compensation Actions in 2011 and 2012

On October 28, 2011, Sherry Harris stepped down as Chief Strategy Officer by mutual agreement with the Company.

On November 30, 2011, Jeffery Burge informed the Board he would be resigning from his position as Chief Financial Officer. The effective date of Mr. Burge’s resignation was February 10, 2012. In accordance with Mr. Burge’s employment agreement, he was paid a severance of $75,000.

On December 6, 2011 the Company entered into a three-year employment agreement with Thomas J. McCartney to serve as Chief Operating Officer. The terms of Mr. McCartney’s employment commenced on January 1, 2012.

On January 13, 2012, Nathan Hong ceased to be employed by the Company. Mr. Hong’s departure as Chief Development Officer was in conjunction with the completion of the major portion of the development phase of the Company.

On February 21, 2012, Ronald G. Eidell signed a consulting agreement to become the Interim Chief Financial Officer of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the Members of the Board and the Board or compensation committee or similar committees of any other company.

Executive Compensation Tables

The following tables and related discussion set forth compensation information for each of our named executive officers for services performed for us during 2011, the last completed fiscal year of the Company.

Summary Compensation Table for the Fiscal Year 2011

The following table sets forth summary information regarding the compensation awarded to, paid to or earned by each of our named executive officers for all services rendered in all capacities to us for the year ended December 31, 2011:

Name and Principal Position	Year	Salary ($)		Annual Bonus ($)		All Other Compensation ($) (1)		Total ($)
John Unwin	2011	800,000		200,000		14,089		1,014,089
Chief Executive Officer	2010	800,000		1,000,000		24,923		1,824,923
	2009	166,154	(2)	200,000		503,030		869,184
Ronald G. Eidell	2011	—	(7)	—		—		—
Interim Chief Financial Officer
Jeffrey Burge	2011	400,000		—		7,837		407,837
Former Chief Financial Officer	2010	400,000		300,000		12,788		712,788
	2009	107,692	(3)	200,000		352		308,044
Nathan Hong	2011	750,000		—		33,742		783,742
Former Chief Development Officer	2010	750,000		1,500,000	(5)	21,246		2,271,246
	2009	750,000		247,500		51,240		1,048,740
Anthony Pearl	2011	400,000		40,000		14,676		454,676
General Counsel and Chief	2010	400,000		200,000	(4)	218,270	(4)	818,270
Complaince Officer	2009	400,000		—		15,998		415,998
Sherry Harris	2011	332,312		—		437,273		769,585
Former Chief Strategy Officer	2010	400,000		265,000	(6)	61,049		726,049

(1)	Year ended December 31, 2011—With respect to Mr. Unwin, the amounts in this column include (i) $1,268 in life insurance premiums and (ii) $2,591 in reimbursements under “Exec-U-Care” and (iii) $10,231, which represents the amount of the Company’s matching contribution for 2011 under the 401(k) plan. With respect to Mr. Burge, the amounts in this column represent (i) $1,080 in life insurance premiums and (ii) $1,142 in reimbursements under “Exec-U-Care” and (iii) $5,615 which represents the amount of the Company’s matching contribution for 2011 under the 401(k) plan. With respect to Mr. Hong, the amounts in this column include the amounts in this column include (i) $1,268 in life insurance premiums and (ii) $3,111 in reimbursements under “Exec-U-Care” and (iii) $12,433, which represents the amount of the Company’s matching contribution for 2011 under the 401(k) plan. With respect to Mr. Pearl, the amounts in this column include (i) $1,014 in life insurance premiums and (ii) $6,508 in reimbursements under “Exec-U-Care” and (iii) $7,154, which represents the amount of the Company’s matching contribution for 2011 under the 401(k) plan .With respect to Ms. Harris, the amounts in this column include (i) $880 in life insurance premiums and (ii) $426 in reimbursements under “Exec-U-Care” and (iii) $423,874 related to final severance and expense reimbursement related to housing in Las Vegas, as per contract.

(2)	Mr. Unwin commenced his duties with us on October 6, 2009.
(3)	Mr. Burge commenced his duties with us on September 14, 2009. Mr. Burge ceased to be employed with us on February 10, 2012.
(4)	The annual bonus for 2010 with respect to Mr. Pearl includes a $200,000 sign on bonus pursuant to the terms of his employment agreement dated February 1, 2010.
(5)	Mr. Hong’s bonus of $1,500,000 was paid pursuant to the terms of his employment agreement dated July 29, 2008. Mr. Hong ceased to be employed with us on January 13, 2012.
(6)	The annual bonus for 2010 with respect to Ms. Harris included a $25,000 sign on bonus pursuant to the terms of her employment agreement dated January 18, 2010. Ms. Harris ceased to be employed with us on October 28, 2011.
(7)	Mr. Eidell commenced his duties with us on February 21, 2012.

Employment Agreements

Each of our presently employed named executive officers (Messrs. Unwin, McCartney and Pearl) is party to an employment agreement with the Company that governs the terms and conditions of their employment. Mr. Eidell, our Interim Chief Financial Officer, is party to a consulting agreement that governs the terms and conditions of his services.

Mr. Unwin’s Employment Agreement.

Term and Restrictive Covenants—We have entered into a four-year employment agreement with Mr. Unwin to serve as Chief Executive Officer. Mr. Unwin commenced his duties on October 6, 2009. If we and Mr. Unwin do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial four-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. Unwin’s agreement provides that for a period of six months following termination he shall not, for pay or otherwise, manage or engage in, supervise or assist others to perform similar activities in which he has engaged during the two previous years with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Unwin’s agreement generally provides that during the period of employment and for a period of six months following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the six-month period following termination he will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Mr. McCartney’s Employment Agreement.

Term and Restrictive Covenants—We have entered into a three-year employment agreement with Mr. McCartney to serve as Chief Operating Officer. Mr. McCartney commenced his duties on January 1, 2012. If we and Mr. McCartney do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial three-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. McCartney’s agreement provides that for a prescribed period following termination he shall not directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest in a competitor anywhere within a 100 mile radius of the Property. The prescribed period is initially six months and increases to nine months after a year of employment. The employment agreement also contains restrictions to protect our relationships with vendors, contractors, and employees and to protect confidential information.

Mr. Pearl’s Employment Agreement—As discussed above under the heading “Compensation Actions in 2010”, on February 1, 2010, Mr. Pearl entered into a new three year employment contract in which he assumed the responsibilities of General Counsel. Upon expiration of the term, if Mr. Pearl remains employed by Company and the agreement has not been extended, he shall be an “at will” employee.

Mr. Eidell’s Consulting Agreement—Mr. Eidell’s consulting agreement is for an initial term of three months beginning February 21, 2012 and may be extended on a monthly basis thereafter upon mutual consent. It contains provisions restricting consulting with competitors within a 25 mile radius of the property and for the protection of confidential information.

Severance—The severance provisions of each employment agreement with our named executive officers are discussed below under the heading “Potential Payments upon Termination or Change in Control.”

Potential Payments upon Termination or Change in Control

The following table presents our reasonable estimate of the benefits payable to our named executive officers in the event of certain qualifying terminations of employment or upon a change in control, assuming that such termination or change in control occurred on December 31, 2011. These amounts are intended to reflect the potential payments that would be payable as of December 31, 2011, based on the triggering events described herein, and do not necessarily represent amounts payable in the future.

Name	Trigger	Cash Severance ($)	Retention Bonus ($)	Total Value ($)
John Unwin	Termination without cause	1,200,000	3,000,000	4,200,000
	Termination upon a change of control	—	4,500,000	4,500,000
	Termination upon death or disability	—	—	—
Jeff Burge	Termination without cause	200,000	312,500	512,500
	Termination upon a change of control		1,000,000	1,000,000
	Termination upon death or disability		—	—
Anthony Pearl	Termination without cause	400,000	—	400,000
	Termination upon a change of control	—	—	—
	Termination upon death or disability	—	—	—

Mr. Unwin. Pursuant to his employment agreement, if the Company terminates Mr. Unwin’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to eighteen months of his annual base salary (which totals $1,200,000), payable in a lump sum and an additional retention bonus that increases in steps annually as of December 1 from its present $3,000,000 to $4,000,000 to $4,500,000. No payments will be made unless Mr. Unwin executes a general release of claims in the form provided to him by the Company and the release becomes effective.

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

Director Compensation

The Members of the Board do not receive any compensation for their service on the Board or any committee of the Board.

Compensation Committee-

Although the Company is not required to establish a formal compensation committee, on November 17, 2010, the Board decided to establish one. The current members of the Compensation Committee are Fabrizio Campelli, Jeff Baer and Enrico Sanna.

Given the ownership and management structure of the Company, our Board has determined that it is not necessary to adopt a code of ethics at this time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with regard to the beneficial ownership of our membership interests as of March 1, 2012 for (i) each person who beneficially owned more than 5% of our Class A Membership Interests, which comprise our outstanding voting securities (ii) each member of our Board, (iii) each of our “named executive officers” identified in “Item 11. Executive Compensation” and (iv) all of the members of our Board and named executive officers as a group.

Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it. The following table also sets forth certain additional information with regard to the ownership of our Class B Membership Interests, which comprise our outstanding non-voting securities.

	Percentage Ownership of Class A (Voting) Membership Interests	Percentage Ownership of Class B (Non-Voting) Membership Interests
Nevada Voteco LLC (1)(2)	100%	—
Nevada Mezz 1 LLC (1)(3)	—	100%
Jeff Baer (1)(2)	—	—
Fabrizio Campelli (1)(2)	—	—
Stuart Clarke (1)(2)	—	—
Donna Milrod (1)(2)	—	—
Enrico Sanna (1)(2)	—	—
John Unwin (4)	—	—
Ronald G. Eidell (4)	—	—
Thomas McCartney (4)	—	—
Anthony Pearl (4)	—	—
All Members of the Board and executive officers as a group (9 persons)	—	—

(1)	The business address of each of Messrs. Baer, Campelli, Clarke, Sanna and Ms. Milrod, Nevada Voteco LLC and Nevada Mezz 1 LLC (“Nevada Mezz”) is c/o Deutsche Bank AG New York Branch, 60 Wall Street, New York, New York 10005.
(2)	As of October 28, 2010, Nevada Voteco LLC (“Nevada Voteco”) holds 100% of the Class A Membership Interests in the Company. Messrs. Baer, Campelli, Clarke, and Ms. Milrod constitute the members of Nevada Voteco and may be deemed to have beneficial ownership of the Class A Membership Interests held by Nevada Voteco in the Company. Deutsche Bank may also be deemed to be the beneficial owner of the Class A Membership Interests held by Nevada Voteco. See “Item 1. Business—Company overview—Corporate Structure, and—Agreements governing the operation of The Cosmopolitan,” for more information on our ownership structure and the agreements governing the operations of our Company. Each of Messrs. Baer, Campelli, Clarke, Ms. Milrod and Deutsche Bank disclaims beneficial ownership as to the Class A Membership Interests.

(3)	Nevada Mezz holds 100% of the Class B Membership Interests in the Company. Deutsche Bank, through its wholly-owned subsidiary, Nevada Parent 1 LLC, may be deemed to be the beneficial owner of the Class B Membership Interests held by Nevada Mezz in the Company. The business address of Deutsche Bank is 60 Wall Street, New York, New York 10005.
(4)	The business address of each of Messrs. Unwin, Eidell, McCartney and Pearl is c/o The Cosmopolitan of Las Vegas, 3708 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Company is involved in significant financing and other transactions with certain of its affiliates.

The following table sets forth amounts held with, receivable from and payable to affiliates as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Cash held with Deutsche Bank	$19,578	$22,856
Loan payable to affiliate	3,530,857	3,062,496
Interest payable to affiliate	11,122	1,512

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.6 million, $1.2 million, and $0.3 million during the years ended December 31, 2011, 2010, and 2009, respectively, for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The Company paid $1.2 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.

Amended and Restated Limited Liability Company Agreement

The voting, management and other powers of holders of Class A Membership Interests and Class B Membership Interests of the Company, and the Board are governed by the Amended and Restated Limited Liability Company Agreement. For a description of certain material provisions, see “Item 1. Business—Agreements governing the operation of The Cosmopolitan—Amended and Restated Limited Liability Company Agreement.”

Operating Agreement of Nevada Voteco LLC

For a description of certain material provisions, see “Item 1. Business—Agreements governing the operation of The Cosmopolitan—Operating Agreement of Nevada Voteco LLC.”

Transfer Restriction Agreement

For a description of certain material provisions, see “Item 1. Business—Agreements governing the operation of The Cosmopolitan—Transfer Restriction Agreement.”

Letter Agreement

For a description of certain material provisions, see “Item 1. Business—Agreements governing the operation of The Cosmopolitan—Letter Agreement.”

Credit Facility

The Company maintains a $3.9 billion credit facility with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a Branch of Deutsche Bank AG, $3.5 billion of which was outstanding as of December 31, 2011. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. The Company borrows on an unsecured basis from DBCI. The current expiration of the credit facility is December 2015. Borrowings carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a LIBOR margin. Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). The post opening LIBOR margin is 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance and therefore, no cash payments for interest had been made for the period from the Company’s inception to the opening of the Property. At the opening of the Property, the outstanding balance of the credit facility from DBCI, including all unpaid interest, was converted into a five year term loan. Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan.

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

Directors

Jeff Baer, Stuart Clarke, Fabrizio Campelli, Enrico Sanna and Donna Milrod are also officers of Deutsche Bank or affiliates thereof.

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

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCooper LLC (“PwC”) for the fiscal year ended December 31, 2011 for the audit of our consolidated annual financial statements and reviews of the financial statements included in our Form 10-Qs commencing with the review of the three months ended March 31, 2011 were $608,000.

The aggregate fees billed for professional services rendered by KPMG LLP (“KPMG”) for the fiscal years ended December 31, 2011 and 2010 for the reissuance of their audit opinion and for the audit of our consolidated annual financial statements, reviews of the financial statements included in our Form 10-Qs commencing with the review of the three months ended March 31, 2010 were $20,000 and $284,445, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services rendered by PwC during the fiscal year ended December 31, 2011 that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in “Audit Fees” above were $0

The aggregate fees billed for assurance and related services rendered by KPMG during the fiscal year ended December 31, 2010 that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in “Audit Fees” above were $16,485.

Tax Fees

The aggregate fees and expenses billed for tax advisory services by PwC during the years ended December 31, 2011 were $208,230. The Company was not billed fees or expenses for tax compliance, tax advice or tax planning services by KPMG during the years ended December 31, 2010.

All Other Fees

The Company was not billed any other fees or expenses by PwC or KPMG during the years ended December 31, 2011 or 2010, respectively.

Board Approval

The fees and services disclosed above for 2011 and 2010 were approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of the Annual Report on Form 10-K.

1. List of Financial Statements

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Members’ Equity for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

We have omitted all financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1*	Certificate of Formation, dated as of July 30, 2008, for Nevada Property 1 LLC, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

3.2*	Amended and Restated Limited Liability Company Agreement of Nevada Property 1 LLC, dated as of April 2, 2010, by Nevada Mezz 1 LLC, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

3.3*	Operating Agreement of Nevada Voteco LLC dated April 15, 2010, by and among the initial members of Nevada Voteco LLC and any members admitted to Nevada Voteco LLC after such date, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.1*	Transfer Restriction Agreement dated April 15, 2010, by and among Jeff Baer, Stuart Clarke, Thomas Fiato and Donna Milrod, Nevada Voteco LLC and Nevada Mezz 1 LLC, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.2*	Letter Agreement, between Deutsche Bank AG and Members of Nevada Voteco LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

10.3*†	Employment Agreement, dated July 16, 2009, between Nevada Employer LLC and John Unwin, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.4*†	Employment Agreement, dated September 1, 2009, between Nevada Employer LLC and Jeffrey Burge, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.5*†	Employment Agreement, dated December 31, 2009, between the Nevada Employer LLC and Sherry Harris, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.6*†	Transition Agreement, dated July 29, 2008, between Cosmo Senior Borrower LLC and Nathan Hong, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

EXHIBIT NUMBER	DESCRIPTION

10.7*†	Employment Agreement, dated February 1, 2010, between Nevada Employer LLC and Anthony Pearl, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.8*	Credit Agreement dated as of May 6, 2010, between Deutsche Bank AG Cayman Islands Branch and Nevada Property 1 LLC for $1.64 billion, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.9*	Credit Agreement dated as of May 6, 2010, between Deutsche Bank AG Cayman Islands Branch and Nevada Property 1 LLC for $2.22 billion, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.10*†	2010 Discretionary Cash Compensation Plan.

10.11**†	Employment Agreement, dated December 6, 2011, between Nevada Property 1 LLC and Thomas J. McCartney.

10.12**†	Consulting Agreement, dated February 21, 2012, between Nevada Property 1 LLC and Ronald G. Eidell

21.1*	Subsidiaries of the Registrant.

24.1**	Power of Attorney for certain members of the Board of Nevada Property 1 LLC, authorizing the signing of this Annual Report on Form 10-K on their behalf.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***

Interactive data files pursuant to Rule 405 of Regulation S-T:

i.       the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009;

ii.      the Consolidated Balance sheets as if December 31, 2011 and 2010;

iii.    the Consolidated Statements of Members’ (Deficit) Equity for the years ended December 31, 2011, 2010, and 2009;

iv.     the Consolidated Statements of Cash flows for the years ended December 31, 2011, 2010, and 2009; and

v.      the Notes to Consolidated Financial Statements.

*	Previously filed.
**	Filed herewith.
***	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

March 23, 2012	Nevada Property 1 LLC

/s/ JOHN UNWIN
John Unwin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN UNWIN John Unwin	Chief Executive Officer and Director (principal executive officer)	March 23, 2012

/s/ RONALD G. EIDELL Ronald G. Eidell	Interim Chief Financial Officer (principal accounting officer)	March 23, 2012

/s/ FABRIZIO CAMPELLI* Fabrizio Campelli	Chairman	March 23, 2012

/s/ STUART CLARKE* Stuart Clarke	Director	March 23, 2012

/s/ DONNA MILROD* Donna Milrod	Director	March 23, 2012

/s/ ENRICO SANNA* Enrico Sanna	Director	March 23 , 2012

/s/ JEFF BAER* Jeff Baer	Director	March 23, 2012

*	The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ JOHN UNWIN (John Unwin, Attorney-in-Fact)	March 23, 2012