Form 10-Q
period 2012-03-31
Nevada Property 1 LLC
filed 2012-05-09
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

702-698-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant’s Class A and Class B membership interests are not publicly traded. As of May 9, 2012 Nevada Voteco LLC owns all of the 100 Class A Voting Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Non-Voting Membership Interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash held with Deutsche Bank	$42,388	$19,578
Cash held with third parties and on hand	34,186	57,715

Total cash and cash equivalents	76,574	77,293
Accounts receivable, net	54,689	46,240
Inventories	9,879	10,059
Deferred income taxes	141,445	128,819
Restricted cash	—	31,118
Prepaid commission	—	4,983
Other assets	21,613	23,443

Total current assets	304,200	321,955
Property and equipment, net	3,072,443	3,111,248
Intangible asset, net	12,880	13,298
Restricted cash	2,371	3,415
Other assets	45,504	46,849

Total assets	$3,437,398	$3,496,765

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,633	$12,232
Interest payable to affiliate	12,510	11,122
Accrued and other liabilities	72,637	63,926
Advance condominium deposits	—	31,118

Total current liabilities	93,780	118,398
Accounts payable - construction	926	4,479
Accounts payable - retention	5,121	15,583
Accrued and other liabilities - construction	34,780	34,388
Advance condominium deposits	2,371	3,413
Loan payable to affiliate	3,534,073	3,530,857
Deferred income taxes	3,691	3,691
Other liabilities	9,850	9,726

Total liabilities	3,684,592	3,720,535

Commitments and contingencies (note 11)
Members’ deficit	(247,194)	(223,770)

Total liabilities and members’ equity (deficit)	$3,437,398	$3,496,765

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues:
Casino	$30,838	$31,015
Rooms	58,973	34,420
Food and beverage	71,783	57,581
Entertainment, retail and other	6,843	4,440

Gross revenues	168,437	127,456
Less — promotional allowances	(25,335)	(22,480)

Net revenues	143,102	104,976

Operating expenses:
Casino	24,638	24,012
Rooms	13,961	9,428
Food and beverage	48,436	45,762
Entertainment, retail and other	6,247	7,114
General and administrative	40,892	35,425
Corporate expense	3,023	3,031
Pre-opening expenses	—	614
Loss (gain) on disposal of assets	156	(7,475)
Depreciation and amortization	42,072	37,646

Total operating expenses	179,425	155,557

Operating loss	(36,323)	(50,581)
Other income (expense):
Net settlement and default income	12,661	—
Interest income	123	13
Interest expense, net of amounts capitalized	(12,510)	(6,263)

Loss before income taxes	(36,049)	(56,831)
Income tax benefit	(12,626)	—

Net loss	$(23,423)	$(56,831)

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(23,423)	$(56,831)
Deferred income taxes	(12,626)	—
Depreciation and amortization	42,073	37,646
Gain on disposal of assets	(949)	(7,475)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,449)	(18,743)
Inventories	180	(2,669)
Other assets	(435)	2,875
Accounts payable	(3,599)	5,006
Accrued and other liabilities	8,834	(3,295)
Interest payable to affiliate	1,388	(1,512)
Restricted cash	32,162	3,105
Prepaid commissions	4,983	622
Advance condominium deposits	(32,160)	(3,107)

Net cash provided by (used in) operating activities	7,979	(44,378)

Cash flows from investing activities:
Capital expenditures	(11,991)	(174,898)
Proceeds from sale of assets	77	14,688

Net cash used in investing activities	(11,914)	(160,210)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	18,216	200,214
Principal payments under loan payable to affiliate	(15,000)	—

Net cash provided by financing activities	3,216	200,214

Net decrease in cash and cash equivalents	(719)	(4,374)
Cash and cash equivalents at beginning of period	77,293	86,108

Cash and cash equivalents at end of period	$76,574	$81,734

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$11,122	$6,263

Non-cash investing activities
Change in accrued additions to construction in progress	$9,971	$133,827

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Nevada Property 1 LLC, a limited liability company organized in Delaware (the “Company”), owns and operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

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

2.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Principles

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2012.

As previously noted, the Company is an indirect wholly-owned subsidiary of Deutsche Bank. In the normal course of business, the Company’s operations may include significant transactions conducted with Deutsche Bank or affiliated entities of Deutsche Bank.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our Identity customer reward program, estimated cash flows in assessing the recoverability of long-lived assets and asset impairments, and contingencies and litigation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

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

Newly Issued Accounting Pronouncements

In December 2011, FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities”. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The Company does not currently have any financial instruments and derivative instruments to report. The adoption of this amendment will only impact the disclosures in the Company’s consolidated condensed financial statements in future periods should the Company obtain a financial instrument or derivative instrument.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not currently have any comprehensive income to report. The adoption of this amendment will only impact the presentation of any comprehensive income that may become reportable on the Company’s consolidated condensed financial statements in future periods.

In December 2011, FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. This ASU defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company does not currently have any comprehensive income to report.

No other new accounting pronouncements issued or effective during 2011 or 2012 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3.	Income Taxes

For the three months ended March 31, 2012 and 2011, the effective income tax rates were (35.02%) and 0%, respectively.

The Company’s major tax jurisdiction is the United States. The Company is now part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank and is included in Consolidated Group’s income tax return. The Consolidated Group’s income tax return is under examination and the Company believes it has no uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than our expected outcome and impact the provision for income taxes.

4.	Accounts Receivable

Accounts receivable consist of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Casino	$28,411	$23,715
Rooms	24,872	21,558
Other	5,868	4,713

	59,151	49,986
Less: allowance for doubtful accounts	(4,462)	(3,746)

	$54,689	$46,240

Accounts receivable, including casino and room receivables, are typically non-interest bearing. The Company issues credit to approved casino customers following investigations of creditworthiness. The allowance is estimated based on specific review of customer accounts, as well as management’s experience with collection tends in the gaming and hospitality industry and current economic and business conditions.

5.	Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Prepaid expenses	$14,187	$17,611
Other assets	7,426	5,832

Total	$21,613	$23,443

Prepaid expenses as of March 31, 2012 and December 31, 2011 consist primarily of expenses relating to insurance, property taxes, marketing, gaming related taxes and maintenance contracts. Other assets as of March 31, 2012 and December 31, 2011 consist primarily of imprest funds relating to our partner restaurants, security deposits and employee toke accounts.

6.	Property and Equipment

Property and Equipment are stated at the lower of cost or fair value and consist of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Land	$110,454	$110,454
Buildings, building improvements and land improvements	2,717,241	2,716,832
Furniture, fixtures and equipment	446,206	446,335
Construction in progress	6,384	4,565
Less: accumulated depreciation	(207,842)	(166,938)

	$3,072,443	$3,111,248

Interest of $0.0 million and $0.7 million was capitalized during the three months ended March 31, 2012, and the year ended December 31, 2011, respectively.

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve as of March 31, 2012 and December 31, 2011 was $4.1 and $3.8 million, respectively, and is classified as accrued and other liabilities — construction in the accompanying Condensed Consolidated Balance Sheet.

Once The Cosmopolitan is completed and the insurance policies are closed out, the loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of March 31, 2012 will be sufficient to pay all existing and expected future claims related to the Property.

As of March 31, 2012, the balance for our owner controlled insurance program was $22.9 million compared to $23.4 million as of December 31, 2011. For the three months ended March 31, 2012 we paid claims of $0.4 million; $0.0 million and $0.4 million related to current year and prior years claims respectively. The company also earned interest of $0.0 million on the funds maintained in the loss payout account.

The net balance of deposits in the loss payout account is classified as non-current other assets in the accompanying Condensed Consolidated Balance Sheets.

8.	Restricted Cash and Advance Condominium Deposits

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The balance of $2.4 million as of March 31, 2012 is composed of $2.1 million in principal and $0.3 million in interest and the balance of $34.5 million as of December 31, 2011 is composed of $30.6 million in principal and $3.9 million in interest.

The Company records deposits received under condominium-hotel unit (“condominium”) sale agreements as restricted cash and deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as income upon closing of the sale of the condominium, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income within the Condensed Consolidated Statement of Operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium purchasers or arising due to buyer default is recognized within other income within the Condensed Consolidated Statement of Operations (refer to Note 11 for further discussion).

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

The total amount of the loan payable to affiliate at March 31, 2012 and December 31, 2011 was $3.5 billion and $3.5 billion, respectively. Additionally, at March 31, 2012 and December 31, 2011, the Company had accrued interest payable to affiliate of $12.5 million and $11.1 million with a weighted-average interest rate of approximately 1.41% and 1.27%, respectively.

The Company classifies construction related accounts payable, retention and accrued and other liabilities as long term liabilities as they are financed by the Company’s credit facility with DBCI and therefore, will not require the use of working capital.

10.	Related Party Transactions

The Company is involved in significant financing and other transactions with certain of its affiliates and Deutsche Bank (refer to Note 9 for further discussion).

The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Cash held with Deutsche Bank	$42,388	$19,578
Loan payable to affiliate	3,534,073	3,530,857
Interest payable to affiliate	12,510	11,122

Deutsche Bank provided certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal during the development phase of the Company. The Company was charged $0.0 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively, for these services. On October 21, 2010, the Company entered into an agreement with Nevada Voteco LLC (“Voteco”) to pay for all expenses relating to Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The amount paid during the three months ended March 31, 2012 and 2011 by the Company on behalf of Voteco amounted to $0.4 million and $0.1 million, respectively.

11.	Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company has engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operates under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of March 31, 2012 remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $3.4 million.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of March 31, 2012 amounts expected to be paid to WARB under executed contracts totaled $0.3 million.

As of March 31, 2012 the Company had total construction commitments of $20.8 million.

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

Several individual condominium purchasers who opted out of the class action settlements have commenced confidential arbitrations alleging that the Company defaulted under the condominium unit purchase contracts and are seeking a refund of their deposits. One purchaser has commenced a confidential arbitration proceeding seeking an order compelling the Company to complete a penthouse unit. Arbitration hearings on several of these matters have been held. During July and September 2011, the Company received rulings in two arbitration proceedings that resulted in an immaterial net gain to the Company which was booked within the three months ended September 30, 2011.

For each of these claims and those discussed above, the Company believes that it has strong legal defenses, and intends to vigorously defend its position. Management does not believe that these claims or those discussed above will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

In the first quarter of 2012, buyers representing 178 condominium-hotel units in The Cosmopolitan agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units. Under the terms of the settlements, buyers of units in the West Tower of The Cosmopolitan received a refund of 50% of their principal earnest money deposits and buyers of units in the East Tower received a refund of 40% of their principal earnest money deposits. The Company retained 50% of the principal deposits, plus 100% of all interest, under the West Tower purchase contracts, and 60% of the principal deposits, plus 100% of all interest, under the East Tower purchase contracts, resulting in a net gain of $13.1 million which the Company recognized as net settlement income in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2012.

In April 2012, a buyer agreed to settle and release his claim against the Company arising under his agreement to purchase a condominium hotel unit. Under the terms of the settlement, the buyer of the unit in the EastTower of The Cosmopolitan received a refund of 100% of his principal earnest money deposit together with all interest earned thereon less an escrow cancelation fee resulting in a net loss of $0.4 million which the Company recognized as net settlement loss in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2012.

As of May 9, 2012, there were 15 condominium hotel units remaining under contract at The Cosmopolitan. The Company is actively engaged in various arbitration and other dispute resolution proceedings with respect to all of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings. The Company expects that some of the units remaining under contract will be settled under the same terms described in the preceding paragraph and intends to initiate arbitration proceedings against the buyers of any remaining units who do not agree to settle and release their claims as provided above.

d. Wage and Hour Class Action Suit

The Company received a notice of intent to file a class action lawsuit related to unpaid compensation for time incurred by employees while on property for donning and doffing of the employees’ required uniform and alleged improper rounding of time for hours worked. The Company is in the process of evaluating the notice of intent and cannot at this time determine the potential impact of the notice of intent to sue on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to: continuing recessionary economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry; changes in the competitive environment in our industry; the seasonal nature of the hotel, resort and casino industry; the capital intensive nature of the Las Vegas hotel, resort and casino industry; costs associated with compliance with extensive regulatory requirements; diminishing value of our name, image and brand; maintaining the integrity of customer information; the loss of key members of our senior management; and the other risks discussed in the section entitled “Item 1A — Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2012. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

Operations

We commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

The Cosmopolitan comprises approximately 8.7 acres of land and is located on the Las Vegas Strip directly between Bellagio and MGM’s City Center. The Cosmopolitan is connected to City Center to the south via an elevated pedestrian bridge, to the east side of the Las Vegas Strip via a second pedestrian bridge, and to the Bellagio to the north via a ground floor public access sidewalk.

The Casino

The approximately 110,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,467 slot machines and 92 table games, with immediate guest access from each of the East and West Towers and accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has a separate area for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

Phase I of the Property opened on December 15, 2010. At opening, the 50-story East and 52-story West Towers was comprised of 1,998 hotel and condominium-hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck. The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment systems, wireless internet and a custom in-room bar. The condominium-hotel style rooms offer expansive terraces with dazzling views of the Strip. An additional 968 hotel and condominium-hotel style units located in the West Tower (“Phase II”) were completed incrementally through September 2011 without disruption to the already existing operations.

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

Nightclub and Dayclub

The Cosmopolitan features an integrated entertainment venue of approximately 56,000 square feet including a cutting edge, world class nightclub operation called “Marquee Nightclub & Dayclub at The Cosmopolitan” (the “Marquee”). Marquee is approximately 31,000 square feet, and is located at the top of the podium between the two hotel towers. Marquee Nightclub encompasses all of the features of a major Las Vegas integrated resort nightclub, including an ultra lounge experience and a Dayclub. The Dayclub operates from April through October, and was first opened in April 2011 featuring 22,000 square feet of entertainment space including two pools, several bars, a gaming area comprising nine table games, and grand cabanas with individual infinity pools.

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

Results of Operations

The following table presents Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenue	$143,102	$104,976
Operating expenses	179,425	155,557
Operating loss	(36,323)	(50,581)
Loss before income taxes	(36,049)	(56,831)
Income tax benefit	(12,626)	—
Net loss	$(23,423)	$(56,831)

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

We incurred a net loss of $23.4 million and $56.8 million for the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

For the quarters ended March 31, 2012 and 2011, our income tax provision was ($12.6) million and $0, respectively. Our effective income tax rate was (35.02%) for the quarter ended March 31, 2012, compared to 0% for the corresponding 2011 period. The Company is now part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank and is party to a tax sharing agreement with the Consolidated Group. The effective income tax rate for the quarter ending March 31, 2012 includes the benefit for being a party to such tax sharing agreement. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

Operating Measures

Certain gaming and hospitality industry specific statistics are included in the discussion of our operational performance. These statistics are defined below:

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Our revenues for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Casino	$30,838	$31,015
Rooms	58,973	34,420
Food and beverage	71,783	57,581
Entertainment, retail and other	6,843	4,440

Gross revenues	168,437	127,456
Less - promotional allowances	(25,335)	(22,480)

Net revenues	$143,102	$104,976

Gross revenues for the three months ended March 31, 2012 increased $41.0 million or 32.1%, from $127.5 million to $168.4 million. We experienced unusually low table games hold in the first quarter of 2012, compared to relatively normalized table games hold percentages in the first quarter of 2011. The table games hold percentage for the three months ended March 31, 2012 was 9.7% as compared to 11.0% for the three months ended March 31, 2011, which is currently below our expected range of 12% to 15%. Our focus continues to be on supplementing the level of table games play at the Property. In November 2011, the Company completed the construction of an additional high limit gaming area of approximately 9,600 square feet. We continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, and building our database of slot customers during the initial ramp up period for the Property.

Room revenues increased $24.6 million or 71.3% which continue to reflect strong demand in both the free independent traveler and group sales categories. The first quarter 2012 ADR, REVPAR and occupancy rates all increased over the first quarter 2011 despite our increase in the number of rooms of 682 between periods. ADR and occupancy for the three months ended March 31, 2012 were $253 and 86.8%, respectively, generating REVPAR of $220. ADR and occupancy for the three months ended March 31, 2011 were $245 and 85.3%, respectively, generating REVPAR of $209.

Food and beverage revenues for the three months ended March 31, 2012 and 2011 were $71.8 million and $57.6 million, respectively, representing an increase of $14.2 million or 24.7%. Food and beverage revenues are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as the Marquee, which are both 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the three months ended March 31, 2012 is attributable to the continuing strong demand in the Marquee and high volume of customers visiting our restaurants due to the increased number of customers staying at our Property.

Entertainment, retail and other revenues are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenue for the three months ended March 31, 2012 and 2011 were $6.8 million and $4.4 million, respectively, representing an increase of $2.4 million or 54.1%. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property. The revenue performance for the three months ended March 31, 2012 is attributable to the increased demand in spa related services and retail sales. In addition, the Property commenced charging patrons for internet services in October 2011.

Revenues for the three months ended March 31, 2012 and 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $25.3 and $22.5 million, respectively, and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms over the long-term.

Operating expenses

Our operating expenses for the three months ended March 31, 2012 and March 31, 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating expenses:
Casino	$24,638	$24,012
Rooms	13,961	9,428
Food and beverage	48,436	45,762
Entertainment, retail and other	6,247	7,114
General and administrative	40,892	35,425
Corporate expense	3,023	3,031
Pre-opening expenses	—	614
Loss (gain) on sale of assets	156	(7,475)
Depreciation and amortization	42,072	37,646

Total operating expenses	$179,425	$155,557

Departmental Expenses

Casino expenses remained consistent at $24.6 million for the three months ended March 31, 2012 and $24.0 million for the three months ended March 31, 2011 despite the increase in additional gaming space and gaming volume. Casino expenses include the estimated departmental cost of providing promotional allowances. Rooms expenses increased by $4.5 million or 48.1% as a result of the additional costs to service the additional 682 rooms placed in service between periods and the fees due to Marriott International Inc. in accordance with our distribution agreement. Room expenses were $14.0 million for the three months ended March 31, 2012 and $9.4 million for the three months ended March 31, 2011. Food and beverage expenses increased by $2.7 million or 5.8%. The increase in Food and beverage expense was the result of increased management and incentive fees owed to our partner restaurants and Marquee Nightclub & Dayclub and an increase of 0.1 million in the number of food and beverage covers. Food and beverage expenses were $48.4 million for the three months ended March 31, 2012 and $45.8 million for the three months ended March 31, 2011. Entertainment, retail and other expenses were decreased $0.9 million or 12.7% from $7.1 million for the three months ended March 31, 2011 to $6.2 million for the three months ended March 31, 2012. The decrease is a result of a decrease in contract entertainment expense associated with the Property holding fewer external contracted shows during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Operating expenses within “entertainment, retail and other” include entertainment activities on the casino floor that are offered free of charge to the public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and is an important driver of visitation to the Property.

General Administrative and Corporate Expenses

General and administrative expenses increased $5.5 million or 15.4%, from $35.4 million to $40.9 million for the three months ended March 31, 2011 and 2012, respectively. The increase in General and Administrative expenses is a result of the Company’s increased marketing efforts related to our television advertising campaign during the three months ended March 31, 2012. General and Administrative expenses include salaries, advertising and marketing, property taxes and insurance. Corporate expense remained constant at $3.0 million for the three months ended March 31, 2012 and 2011. Corporate expenses include corporate salaries and legal expenses.

Pre-opening expenses

Pre-opening expenses for the three months ended March 31, 2012 were $0.0 million compared to $0.6 million for the three months ended March 31, 2011. Pre-opening expenses consist primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I and II of the Property.

Depreciation and amortization

Depreciation and amortization increased by $4.4 million, from $37.6 million to $42.1 million, in the three months ended March 31, 2012 as compared to the same period in the prior year. The primary reason for the increase was that additional assets were placed into service upon the completion of Phase I and II of the Property.

Other income (expense)

Our other income and expenses for the three months ended March 31, 2012 and March 31, 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Other income (expense):
Net settlement and default income	$12,661	$—
Interest income	123	13
Interest expense, net of amounts capitalized	(12,510)	(6,263)

	$274	$(6,250)

Net settlement and default income

The income of $12.7 million recorded in the three months ended March 31, 2012 represented some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, settling their claims with us in individual transactions on terms identical to the applicable class action settlement.

Interest expense, net of amounts capitalized

Interest expense for the three months ended March 31, 2012 was $12.5 million as compared to $6.3 million for the three months ended March 31, 2011. The significant increase in interest expense is due to the increased amounts of borrowing and the applicable interest rate. The Company has borrowings of $3.5 billion at an interest rate of 1.41% for the three months ended March 31, 2012 compared to borrowings of $3.3 billion at an interest rate of 0.75% for the three months ended March 31, 2011.

Non-GAAP measure — EBTIDA and adjusted EBITDA

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

The following table presents a reconciliation of adjusted EBITDA to net loss for the three months ended March 31, 2012 (unaudited, in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net loss	$(23,423)	$(56,831)
Interest, net	12,510	6,250
Income tax (benefit)	(12,626)	—
Depreciation and amortization	42,072	37,646

EBITDA	18,533	(12,935)
Pre-opening expenses	—	614
Corporate expenses	3,023	3,031
Rent expenses	638	977

Adjusted EBITDA	$22,194	$(8,313)

Liquidity and Capital Resources

The following table presents Condensed Consolidated Statements of Cash Flows data for each of the periods indicated (unaudited, in thousands):

(In thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net cash provided by (used in) operating activities	$7,979	$(44,378)
Net cash used in investing activities	(11,914)	(160,210)
Net cash provided by financing activities	3,216	200,214

Net cash provided by (used in) operating activities

The increase in net cash provided by operating activities in the three months ended March 31, 2012 compared to net cash used in operating activities in the three months ended March 31, 2011 is primarily attributable to the increase in working capital from operations and the income generated by the condominium settlement and default income noted above under Net settlement and default income.

Net cash used in investing activities

Capital expenditures totaled $11.9 million and were primarily incurred for the payment of construction payables from Phase I and the ongoing construction of Phase II of the Property.

We estimate capital expenditures for the remainder of the year ending December 31, 2012 will total between $15.0 and $20.0 million. This is expected to be comprised of renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations such as a requirement to install additional surveillance or life safety equipment.

Net cash provided by financing activities

These cash flows represent the amounts drawn against our credit facility with DBCI of $18.2 million which were used to pay construction expenses relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property. These draws were offset by repayments of principal in the amount of $15.0 million in February.

Liquidity

As of March 31, 2012, we had $76.6 million in available cash and cash equivalents. We intend to finance the costs to complete Phase II of the Property with borrowings from DBCI pursuant to the credit facility, but we may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the US and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion credit facility with DBCI, $3.5 billion of which was outstanding as of March 31, 2012. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. Amounts under the total facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. The credit facility does not include any financial covenants. The current expiration of the credit facility is December 2015.

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

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months and believe those requirements consist primarily of funds necessary to pay construction payables and retention from Phase I and complete the construction of Phase II of the Property as well as to finance interest payments and ongoing working capital requirements. We expect our short-term liquidity requirements to be approximately $50.0 to $75.0 million.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) require us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our Consolidated Financial Statements included in 2011 Annual Report on Form 10-K filed on March 23, 2012.

Newly Issued Accounting Standards

Refer to related disclosure within Note 2 to our Condensed Consolidated Financial Statements included in Item 1 — Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of March 31, 2012, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $35.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, as of the end of the period covered by this Quarterly Report, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2012, in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC
Registrant

/S/ JOHN UNWIN
John Unwin
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012

/S/ RONALD G. EIDELL
Ronald G. Eidell
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 9, 2012