Form 10-Q
period 2012-06-30
Nevada Property 1 LLC
filed 2012-08-03
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of August 3, 2012 Nevada Voteco LLC owns all of the 100 Class A Voting Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Non-Voting Membership Interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash held with Deutsche Bank	$37,717	$19,578
Cash held with third parties and on hand	42,976	57,715

Total cash and cash equivalents	80,693	77,293
Accounts receivable, net	58,046	46,240
Inventories	10,597	10,059
Deferred income taxes	151,572	128,819
Restricted cash	737	32,332
Prepaid expenses and other assets	19,777	27,212

Total current assets	321,422	321,955
Property and equipment, net	3,013,296	3,111,248
Intangible asset, net	12,463	13,298
Restricted cash	2,372	3,415
Other assets	42,932	46,849

Total assets	$3,392,485	$3,496,765

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,486	$12,232
Interest payable to affiliate	11,858	11,122
Accrued and other liabilities	77,766	63,926
Advance condominium deposits	—	31,118

Total current liabilities	101,110	118,398
Accounts payable—construction	2,280	4,479
Accounts payable—retention	4,978	15,583
Accrued and other liabilities—construction	10,076	34,388
Advance condominium deposits	2,372	3,413
Loan payable to affiliate	3,524,322	3,530,857
Deferred income taxes	3,691	3,691
Other liabilities	9,614	9,726

Total liabilities	3,658,443	3,720,535

Commitments and contingencies (note 12)
Members’ deficit	(265,958)	(223,770)

Total liabilities and members’ equity (deficit)	$3,392,485	$3,496,765

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Casino	$38,665	$28,192	$69,503	$59,207
Rooms	63,478	45,901	122,450	80,321
Food and beverage	82,893	70,130	154,676	127,711
Entertainment, retail and other	7,689	6,184	14,532	10,624

Gross revenues	192,725	150,407	361,161	277,863
Less — promotional allowances	(26,995)	(24,299)	(52,330)	(46,779)

Net revenues	165,730	126,108	308,831	231,084

Operating expenses:
Casino	23,736	25,028	48,374	49,040
Rooms	14,378	12,218	28,339	21,646
Food and beverage	56,849	50,498	105,285	96,260
Entertainment, retail and other	6,925	7,097	13,172	14,211
General and administrative	35,636	33,279	76,528	68,704
Corporate expense	2,928	3,267	5,951	6,298
Pre-opening expenses	—	168	—	782
Loss (gain) on disposal of assets	657	1,062	813	(6,413)
Depreciation and amortization	41,648	38,584	83,720	76,230

Total operating expenses	182,757	171,201	362,182	326,758

Operating loss	(17,027)	(45,093)	(53,351)	(95,674)
Other income (expense):
Net settlement and default income	—	—	12,661	—
Interest income	(5)	32	117	45
Interest expense, net of amounts capitalized	(11,858)	(9,237)	(24,368)	(15,500)

Loss before income taxes	(28,890)	(54,298)	(64,941)	(111,129)
Income tax benefit	(10,126)	—	(22,753)	—

Net loss	$(18,764)	$(54,298)	$(42,188)	$(111,129)

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(42,188)	$(111,129)
Deferred income taxes	(22,753)	—
Depreciation and amortization	83,720	76,230
Loss (gain) on disposal of assets	813	(6,413)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,806)	(26,682)
Inventories	(538)	(3,940)
Prepaids and other assets	7,123	(1,800)
Accounts payable	(746)	(5,789)
Accrued and other liabilities	13,728	(13,094)
Landlord contribution	—	2,286
Interest payable to affiliate	736	8,027
Restricted cash	32,638	3,465
Advance condominium deposits	(32,159)	(3,465)

Net cash provided by (used in) operating activities	28,568	(82,304)

Cash flows from investing activities:
Capital expenditures	(18,734)	(263,883)
Proceeds from sale of assets	101	16,481

Net cash used in investing activities	(18,633)	(247,402)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	18,465	321,462
Principal payments under loan payable to affiliate	(25,000)	–

Net cash (used in) provided by financing activities	(6,535)	321,462

Net increase (decrease) in cash and cash equivalents	3,400	(8,244)
Cash and cash equivalents at beginning of period	77,293	86,108

Cash and cash equivalents at end of period	$80,693	$77,864

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$23,632	$6,870

Non-cash investing activities
Change in accrued additions to construction in progress	$32,887	$149,637

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

2. Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Principles

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2012.

As previously noted, the Company is an indirect wholly-owned subsidiary of Deutsche Bank. In the normal course of business, the Company’s operations may include significant transactions conducted with Deutsche Bank or affiliated entities of Deutsche Bank.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current period’s presentation. These reclassifications had no effect on the previously reported net loss.

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

Newly Issued Accounting Pronouncements

In December 2011, FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities”. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The Company does not currently have any financial instruments or derivative instruments to report. The adoption of this amendment will only impact the disclosures in the Company’s consolidated condensed financial statements in future periods should the Company obtain a financial instrument or derivative instrument.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarifies certain areas of the fair value guidance, including application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and quantitative information about unobservable inputs used in a Level 3 fair value measurement. Additionally, ASU 2011-04 contains guidance on measuring the fair value of instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and requires additional disclosures about fair value measurements. The amendments contained in ASU 2011-04 are to be applied prospectively, and ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. ASU 2011-04 did not have a material impact on the Company’s consolidated condensed financial position or results of operations.

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

No other new accounting pronouncements issued or effective during 2012 or 2011 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3. Income Taxes

For the three months ended June 30, 2012 and 2011, the effective income tax rates were (35.05%) and 0%, respectively.

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

4. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Casino	$30,879	$23,715
Rooms	23,480	21,558
Other	8,855	4,713

	63,214	49,986
Less: allowance for doubtful accounts	(5,168)	(3,746)

	$58,046	$46,240

Accounts receivable, including casino and room receivables, are typically non-interest bearing. The Company issues credit to approved casino customers following investigations of creditworthiness. The allowance is estimated based on specific review of customer accounts, as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

5. Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expenses	$14,723	$22,594
Other assets	5,054	4,618

Total	$19,777	$27,212

Prepaid expenses as of June 30, 2012 and December 31, 2011 consist primarily of expenses relating to insurance, property taxes, marketing, gaming related taxes, maintenance contracts and commissions on sales of condominium units. Other assets as of June 30, 2012 and December 31, 2011 consist primarily of imprest funds relating to our partner restaurants and security deposits.

6. Property and Equipment

Property and Equipment are stated at the lower of cost or fair value and consist of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Land	$110,453	$110,454
Buildings, building improvements and land improvements	2,697,020	2,716,832
Furniture, fixtures and equipment	450,972	446,335
Construction in progress	3,947	4,565
Less: accumulated depreciation	(249,096)	(166,938)

	$3,013,296	$3,111,248

Interest of $0.0 million and $0.0 million was capitalized during the three months ended June 30, 2012, six months ended June 30, 2012, respectively. Interest of $0.3 million and $0.5 million was capitalized during the three months ended June 30, 2011, six months ended June 30, 2011, respectively.

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve as of June 30, 2012 and December 31, 2011 was $3.2 and $3.8 million, respectively, and is classified as accrued and other liabilities — construction in the accompanying Condensed Consolidated Balance Sheet.

Once the insurance policies are closed out, the loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of June 30, 2012 will be sufficient to pay all existing and expected future claims related to the Property.

As of June 30, 2012, the balance for our owner controlled insurance program was $22.8 million compared to $23.4 million as of December 31, 2011. For the three and six months ended June 30, 2012 we paid claims of $0.2 million and $0.6 million, respectively; $0.0 million and $0.6 million related to current year and prior years claims respectively. For the three and six months ended June 30, 2011 we paid claims of $0.7 million and $1.3 million, respectively; $0.0 million and $1.3 million related to 2011 year and prior years claims respectively. The Company also earned interest of $0.0 million on the funds maintained in the loss payout account for each of the periods in the three and six months ended June 30, 2012 and 2011.

The net balance of deposits in the loss payout account is classified as non-current other assets in the accompanying Condensed Consolidated Balance Sheets.

8. Restricted Cash and Advance Condominium Deposits

Restricted cash consists of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts and tokes (tips) earned by our Co-Stars in the Company’s Slot and Table Games Departments. The balance as of June 30, 2012 is comprised of $0.7 million tokes and $2.4 million advanced condominium deposits. As of December 31, 2011, the toke balance was $1.2 million. The advanced condominium balance of $2.4 million is composed of $2.1 million in principal and $0.3 million in interest and the advanced condominium balance of $34.5 million as of December 31, 2011 is composed of $30.6 million in principal and $3.9 million in interest.

The Company records deposits received under condominium-hotel unit (“condominium”) sale agreements as restricted cash and deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as income upon closing of the sale of the condominium, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income within the Condensed Consolidated Statement of Operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium purchasers or arising due to buyer default is recognized within other income within the Condensed Consolidated Statement of Operations (refer to Note 12 for further discussion).

9. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued accounts payable	$3,527	$9,487
Deposits-patrons	10,986	9,522
Advance deposits	10,004	8,869
Accrued PTO	5,195	4,717
Accrued salaries and wages	5,462	4,327
Sales tax payable	5,294	1,883
Chip liability	3,948	5,597
Other liabilities	33,350	19,524

	$77,766	$63,926

10. Loan Payable to Affiliate

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

The total amount of the loan payable to affiliate at June 30, 2012 and December 31, 2011 was $3.5 billion and $3.5 billion, respectively. Additionally, at June 30, 2012 and December 31, 2011, the Company had accrued interest payable to affiliate of $11.9 million and $11.1 million, respectively, with a weighted-average interest rate of approximately 1.35% and 1.27%, respectively.

The Company classifies construction related accounts payable, retention and accrued and other liabilities as long term liabilities as they are financed by the Company’s credit facility with DBCI and therefore, will not require the use of working capital.

11. Related Party Transactions

The Company is involved in significant financing and other transactions with certain of its affiliates and Deutsche Bank (refer to Note 10 for further discussion).

The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Cash held with Deutsche Bank	$37,717	$19,578
Loan payable to affiliate	3,524,322	3,530,857
Interest payable to affiliate	11,858	11,122

Deutsche Bank provided certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal during the development phase of the Company. The Company was charged $0.0 million and $0.0 million during the three and six months ended June 30, 2012, respectively for those services. The Company was charged $0.2 million and $0.4 million during the three and six months ended June 30, 2011, respectively, for those services. On October 21, 2010, the Company entered into an agreement with Nevada Voteco LLC (“Voteco”) to pay for all expenses relating to Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The amount paid during the three months ended June 30, 2012 and 2011 by the Company on behalf of Voteco amounted to $0.3 million and $0.4 million, respectively. The amount paid during the six months ended June 30, 2012 and 2011 by the Company on behalf of Voteco amounted to $0.5 million and $0.5 million, respectively.

12. Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company had previously engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operated under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, established the budget for the scope of work, and set the general time scale of the job. As of June 30, 2012 remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $3.4 million.

The Company engaged Penta Building Group (“Penta”) in April 2011 to act as the general contractor for the Property for all post opening approved projects. Penta operates under a Master Agreement which pre-defined the type of contractual agreement (lump sum fee, cost plus fee or guaranteed maximum price) based on the total cost of the agreed upon project. Penta bills the Company for work completed on a monthly basis and the amounts paid to Penta are dependent on the number of approved projects and the amount of work executed during that month. Amounts owed to Penta are recorded as Accounts Payable – Construction in the Condensed Consolidated Balance Sheets.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of June 30, 2012 amounts expected to be paid to WARB under executed contracts totaled $0.3 million.

As of June 30, 2012 the Company had total construction commitments of $11.7 million.

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

c. Condominium Litigation

The Company was a named defendant in a number of lawsuits and arbitrations concerning the purchase and sale of condominium units located within the East and West Towers of the Property. The plaintiffs alleged, among other things, that delays in the completion of the Property and changes to the design of the Property constituted material breaches by the Company, thus permitting the plaintiffs/purchasers to rescind their contract and receive a full refund of their earnest money deposit, plus interest thereon. The Company was represented in each of these matters by outside legal counsel. Virtually all of the original claims have been settled (through either a series of class action or individual settlements) or litigated to completion.

As of August 3, 2012, there were 14 condominium hotel units that remain the subject of ongoing arbitrations. The Company is actively engaged in various arbitrations and other dispute resolution proceedings with respect to all of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings. For each of these claims, the Company believes that it has strong legal defenses, and intends to vigorously defend its position. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company. The Company expects that some of the units that are the subject of ongoing arbitrations may be settled under similar terms to those of prior settlements, while others may be litigated to completion.

In the third quarter of 2012, a buyer agreed to settle and release their claim against the Company arising under their agreement to purchase a condominium hotel unit. Under the terms of the settlement, the buyer received a refund of 48% of their principal earnest money deposit. The Company retained 52% of the principal deposit, plus 100% of all interest, under the purchase contract, resulting in a net gain of $0.1 million which the Company will recognize as net settlement income in the 2012 consolidated statement of operations.

d. Class Action Suits

Wage and Hour

The Company has been put notice and or served with two separate class action lawsuits related to alleged unpaid compensation for time incurred by employees while on property for donning and doffing of the employees’ required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. The Company is in the process of evaluating the lawsuits and cannot at this time determine the potential impact of the lawsuits on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

Unlawful taping/recording

A class action lawsuit has been filed in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. The Company is in the process of evaluating the lawsuit and cannot at this time determine the potential impact of the lawsuit on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

e. Other Matters

The Company is subject to various claims and litigation arising in the normal course of business. In the opinion of management, all pending legal matters will not have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

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

The Casino

The approximately 110,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,377 slot machines and 102 table games, with immediate guest access from each of the East and West Towers and accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has a separate area for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

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

Results of Operations

The following table presents Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$165,730	$126,108	$308,831	$231,084
Operating expenses	182,757	171,201	362,182	326,758
Operating loss	(17,027)	(45,093)	(53,351)	(95,674)
Loss before income taxes	(28,890)	(54,298)	(64,941)	(111,129)
Income tax benefit	(10,126)	—	(22,753)	—
Net loss	$(18,764)	$(54,298)	$(42,188)	$(111,129)

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

We incurred a net loss of $18.8 million and $54.3 million for the three months ended June 30, 2012 and 2011, respectively. We incurred a net loss of $42.2 million and $111.1 million for the six months ended June 30, 2012 and 2011, respectively.

Income Taxes

For the quarters ended June 30, 2012 and 2011, our income tax provision was ($10.1) million and $0, respectively. Our effective income tax rate was (35.05%) for the quarter ended June 30, 2012, compared to 0% for the corresponding 2011 period. The Company is now part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank and is party to a tax sharing agreement with the Consolidated Group. The effective income tax rate for the quarter and six months ending June 30, 2012 includes the benefit for being a party to such tax sharing agreement. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

Our revenues for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Revenues:
Casino	$38,665	$28,192
Rooms	63,478	45,901
Food and beverage	82,893	70,130
Entertainment, retail and other	7,689	6,184

Gross revenues	192,725	150,407
Less—promotional allowances	(26,995)	(24,299)

Net revenues	$165,730	$126,108

Gross revenues for the three months ended June 30, 2012 increased $42.3 million or 28.1%, from $150.4 million to $192.7 million. We experienced a decrease in our table games hold in the second quarter of 2012, compared to the second quarter of 2011. The table games hold percentage for the three months ended June 30, 2012 was 12.9% as compared to 13.2% for the three months ended June 30, 2011, which is currently within our expected range of 12% to 15%. Our focus continues to be on supplementing the level of table games play at the Property. In November 2011, the Company completed the construction of an additional high limit gaming area of approximately 9,600 square feet. We continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, retail floor promotions, and building our database of slot customers during the initial ramp up period for the Property.

Room revenues increased $17.6 million or 38.3% which continue to reflect strong demand in both the free independent traveler and group sales categories and was principally driven by an increase in the number of available rooms over the prior period. The second quarter 2012 ADR and REVPAR both increased over the second quarter 2011 despite our increase in the number of rooms available per day. ADR and occupancy for the three months ended June 30, 2012 were $268 and 87.3%, respectively, generating REVPAR of $234. ADR and occupancy for the three months ended June 30, 2011 were $246 and 91.4%, respectively, generating REVPAR of $225.

Food and beverage revenues for the three months ended June 30, 2012 and 2011 were $82.9 million and $70.1 million, respectively, representing an increase of $12.8 million or 18.2%. Food and beverage revenues are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as Marquee, all of which are 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the three months ended June 30, 2012 is attributable to the continuing strong demand in the Marquee and high volume of customers visiting our restaurants.

Entertainment, retail and other revenues are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenue for the three months ended June 30, 2012 and 2011 were $7.7 million and $6.2 million, respectively, representing an increase of $1.5 million or 24.3%. Entertainment is a key component of the overall marketing and positioning strategy of the Property, and has proven to be a significant driver of visitation to the Property. The revenue performance for the three months ended June 30, 2012 is attributable to the increased demand in spa related services and retail sales and a function of the number of concerts held at the Property.

Revenues for the three months ended June 30, 2012 and 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $27.0 and $24.3 million, respectively, and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms over the long-term.

Operating expenses

Our operating expenses for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Operating expenses:
Casino	$23,736	$25,028
Rooms	14,378	12,218
Food and beverage	56,849	50,498
Entertainment, retail and other	6,925	7,097
General and administrative	35,636	33,279
Corporate expense	2,928	3,267
Pre-opening expenses	—	168
Loss (gain) on sale of assets	657	1,062
Depreciation and amortization	41,648	38,584

Total operating expenses	$182,757	$171,201

Departmental Expenses

Casino expenses declined slightly by $1.3 million or 5.2% from $25.0 million for the three months ended June 30, 2011 to $23.7 million for the three months ended June 30, 2012 as a result of operational efficiencies implemented by management, despite the increase in additional gaming space and gaming volume. Casino expenses include the estimated departmental cost of providing promotional allowances. Rooms expenses increased by $2.2 million or 17.7 % as a result of the additional costs to service the additional 458 rooms placed in service between periods and the fees due to Marriott International Inc. in accordance with our distribution agreement. Room expenses were $14.4 million for the three months ended June 30, 2012 and $12.2 million for the three months ended June 30, 2011. Food and beverage expenses increased by $6.4 million or 12.6%. The increase in Food and beverage expense was the result of increased management and incentive fees owed to our partner restaurants, some of which are performing at higher levels in their respective agreements, and Marquee Nightclub & Dayclub. Food and beverage expenses were $56.8 million for the three months ended June 30, 2012 and $50.5 million for the three months ended June 30, 2011. Entertainment, retail and other expenses decreased $0.2 million or 2.4 % from $7.1 million for the three months ended June 30, 2011 to $6.9 million for the three months ended June 30, 2012. The decrease is a result of less contract entertainment expense associated with fewer shows during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Operating expenses within “entertainment, retail and other” include entertainment activities on the casino floor that are offered free of charge to the public. Entertainment is a key component of the overall marketing and positioning strategy of the Property, and is an important driver of visitation to the Property. The Company has made a concerted effort to focus on the reduction of departmental expenses which has resulted in increased departmental operating margins.

General Administrative and Corporate Expenses

General and administrative expenses increased $2.3 million or 6.9%, from $33.3 million to $35.6 million for the three months ended June 30, 2011 and 2012, respectively. The increase in General and administrative expenses is a result of the Company’s increased marketing and advertising initiatives during the three months ended June 30, 2012. Such spending enhances our strong brand identity, helping to drive traffic to our Property. General and administrative expenses include salaries, advertising and marketing, property taxes and insurance. Corporate expense decreased slightly by $0.4 million or 12.1% from $3.3 million for the three months ended June 30, 2011 to $2.9 million for the three months ended June 30, 2012. Corporate expenses include corporate salaries and legal expenses.

Pre-opening expenses

Pre-opening expenses for the three months ended June 30, 2012 were $0.0 million compared to $0.2 million for the three months ended June 30, 2011. Pre-opening expenses consist primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I and II of the Property.

Depreciation and amortization

Depreciation and amortization increased by $3.0 million, from $38.6 million to $41.6 million, in the three months ended June 30, 2012 as compared to the same period in the prior year. The primary reason for the increase was that additional assets were placed into service upon the completion of Phase I and II of the Property.

Other income (expense)

Our other income and expenses for the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Other income (expense):
Net settlement and default income	$—	$—
Interest income	(5)	32
Interest expense, net of amounts capitalized	(11,858)	(9,237)

	$(11,863)	$(9,205)

Net settlement and default income

We did not record any net settlement income for the three months ended June 30, 2012 and 2011. Net settlement income represents income from some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, settling their claims with us in individual transactions.

Interest expense, net of amounts capitalized

Interest expense for the three months ended June 30, 2012 was $11.9 million as compared to $9.2 million for the three months ended June 30, 2011. The significant increase in interest expense is due to the increased amounts of borrowing and the applicable interest rate. The Company has borrowings of $3.5 billion at an interest rate of 1.35% for the three months ended June 30, 2012 compared to borrowings of $3.5 billion at an interest rate of 1.11% for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Our revenues for the six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Revenues:
Casino	$69,503	$59,207
Rooms	122,450	80,321
Food and beverage	154,676	127,711
Entertainment, retail and other	14,532	10,624

Gross revenues	361,161	277,863
Less—promotional allowances	(52,330)	(46,779)

Net revenues	$308,831	$231,084

Gross revenues for the six months ended June 30, 2012 increased $83.3 million or 30.0%, from $277.9 million to $361.2 million. The table games hold percentage for the six months ended June 30, 2012 was 11.3% as compared to 12.2% for the six months ended June 30, 2011, while lower year over year, our table games hold percentages are moderately below our expected range of 12% to 15%. Our focus continues to be on supplementing the level of table games play at the Property. In November 2011, the Company completed the construction of an additional high limit gaming area of approximately 9,600 square feet. We continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, retail floor promotions, and building our database of slot customers during the ramp up period for the Property.

Room revenues increased $42.1 million or 52.5% which continue to reflect strong demand in both the free independent traveler and group sales categories and was principally driven by an increase in the number of available rooms over the prior period. The first half 2012 ADR and REVPAR both increased over the first half of 2011 amounts while our occupancy rate declined slightly, despite the increase in the number of rooms available, up 458 rooms between the periods. ADR and occupancy for the six months ended June 30, 2012 were $261 and 87.1%, respectively, generating REVPAR of $227. ADR and occupancy for the six months ended June 30, 2011 were $244 and 88.8%, respectively, generating REVPAR of $217.

Food and beverage revenues for the six months ended June 30, 2012 and 2011 were $154.7 million and $127.7 million, respectively, representing an increase of $27.0 million or 21.1%. Food and beverage revenues are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as the Marquee, which are both 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the six months ended June 30, 2012 is attributable to the continuing strong demand in the Marquee and high volume of customers visiting our restaurants.

Entertainment, retail and other revenues are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenue for the six months ended June 30, 2012 and 2011 were $14.5 million and $10.6 million, respectively, representing an increase of $3.9 million or 36.8%. The revenue increase for the six months ended June 30, 2012 is attributable to higher demand in spa related services and retail sales and a function of the number of concerts held at the Property.

Revenues for the six months ended June 30, 2012 and 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $52.3 and $46.8 million, respectively, and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms over the long-term.

Operating expenses

Our operating expenses for the six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Operating expenses:
Casino	$48,374	$49,040
Rooms	28,339	21,646
Food and beverage	105,285	96,260
Entertainment, retail and other	13,172	14,211
General and administrative	76,528	68,704
Corporate expense	5,951	6,298
Pre-opening expenses	—	782
Loss (gain) on sale of assets	813	(6,413)
Depreciation and amortization	83,720	76,230

Total operating expenses	$362,182	$326,758

Departmental Expenses

Casino expenses were essentially flat for the two six-month periods, $48.4 million for the six months ended June 30, 2012 and $49.0 million for the six months ended June 30, 2011 despite the increase in additional gaming space and gaming volume. Casino expenses include the estimated departmental cost of providing promotional allowances. Rooms expenses increased by $6.7 million or 30.9% as a result of the additional costs to service the additional 458 rooms placed in service between periods and the fees due to Marriott International Inc. in accordance with our distribution agreement. Room expenses were $28.3 million for the six months ended June 30, 2012 and $21.6 million for the six months ended June 30, 2011. Food and beverage expenses increased by $9.0 million or 9.4%. The increase in Food and beverage expense was the result of increased management and incentive fees owed to our partner restaurants, some of which are performing at higher levels in their respective agreements, and Marquee Nightclub & Dayclub. Food and beverage expenses were $105.3 million for the six months ended June 30, 2012 and $96.3 million for the six months ended June 30, 2011. Entertainment, retail and other expenses decreased $1.0 million or 7.3% from $14.2 million for the six months ended June 30, 2011 to $13.2 million for the six months ended June 30, 2012. The decrease is a result of a decrease in contract entertainment expense associated with the Property holding fewer shows during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Operating expenses within “entertainment, retail and other” include entertainment activities on the casino floor that are offered free of charge to the public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and, we believe, is an important driver of visitation to the Property. The Company has made a concerted effort to focus on the reduction of departmental expenses which has resulted in increased departmental operating margins.

General Administrative and Corporate Expenses

General and administrative expenses increased $7.8 million or 11.4%, from $68.7 million to $76.5 million for the six months ended June 30, 2011 and 2012, respectively. The increase in General and administrative expenses is a result of the Company’s increased marketing and advertising initiatives during the six months ended June 30, 2012. Such spending enhances our strong brand identity, helping to drive traffic to our Property. General and administrative expenses include salaries, advertising and marketing, property taxes and insurance. Corporate expense remained constant at $6.0 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively. Corporate expenses include corporate salaries and legal expenses.

Pre-opening expenses

Pre-opening expenses for the six months ended June 30, 2012 were $0.0 million compared to $0.8 million for the six months ended June 30, 2011. Pre-opening expenses consist primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I and II of the Property.

Depreciation and amortization

Depreciation and amortization increased by $7.5 million, from $76.2 million to $83.7 million, in the six months ended June 30, 2012 as compared to the same period in the prior year. The primary reason for the increase was that additional assets were placed into service upon the completion of Phase I and II of the Property.

Other income (expense)

Our other income and expenses for the six months ended June 30, 2012 and 2011 were as follows (in thousands):

Net settlement and default income

	Six Months Ended June 30,
	2012	2011
Other income (expense):
Net settlement and default income	$12,661	$—
Interest income	117	45
Interest expense, net of amounts capitalized	(24,368)	(15,500)

	$(11,590)	$(15,455)

The income of $12.7 million recorded in the six months ended June 30, 2012 is primarily comprised of a net gain of $13.1 million associated with buyers representing 178 condominium-hotel units in The Cosmopolitan who agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units. This gain is offset by a net loss of $0.4 million associated with a buyer who agreed to settle and release his claim against the Company arising under his agreement to purchase a condominium hotel unit.

Interest expense, net of amounts capitalized

Interest expense for the six months ended June 30, 2012 was $24.4 million as compared to $15.5 million for the six months ended June 30, 2011. Interest expense for the three months ended June 30, 2012 was $11.9 million as compared to $9.2 million for the three months ended June 30, 2011. The significant increase in interest expense is due to the increased amounts of borrowing and the applicable interest rate.

Non-GAAP measure — EBITDA and adjusted EBITDA

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

The following table presents a reconciliation of adjusted EBITDA to net loss for the three and six months ended June 30, 2012 (unaudited, in thousands):

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net loss	$(42,188)	$(111,129)
Interest, net	24,251	15,455
Income tax (benefit)	(22,752)	—
Depreciation and amortization	83,720	76,230

EBITDA	43,031	(19,444)
Pre-opening expenses	—	782
Corporate expenses	5,951	6,298
Rent expenses	988	1,797

Adjusted EBITDA	$49,970	$(10,567)

Liquidity and Capital Resources

The following table presents Condensed Consolidated Statements of Cash Flows data for each of the periods indicated (unaudited, in thousands):

(In thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash provided by (used in) operating activities	$28,658	$(82,304)
Net cash used in investing activities	(18,633)	(247,402)
Net cash (used in) provided by financing activities	(6,535)	321,462

Net cash provided by (used in) operating activities

The increase in net cash provided by operating activities in the six months ended June 30, 2012 compared to net cash used in operating activities in the six months ended June 30, 2011 is primarily attributable to our improved operating results, the increase in working capital from operations and the income generated by the condominium settlement and default income noted above under Net settlement and default income.

Net cash used in investing activities

Capital expenditures totaled $18.7 million and were primarily incurred for the payment of construction payables from Phase I and the ongoing construction of Phase II of the Property. Capital expenditures totaled $263.9 million during the six months ended June 30, 2011 and were primarily incurred for further construction of our integrated resort.

We estimate capital expenditures for the remainder of the year ending December 31, 2012 will total between $15.7 and $19.5 million. This is expected to be comprised of renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations such as a requirement to install additional surveillance or life safety equipment.

Net cash (used in) provided by financing activities

These cash flows represent the amounts drawn against our credit facility with DBCI of $18.5 million which were used to pay construction expenses relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property. These draws were offset by repayments of principal in the amount of $15.0 million in February 2012 and $10.0 million in April 2012. For the six months ended June 30, 2011, we borrowed $321.5 million under our credit facility with DBCI which were used to pay construction expenses relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property.

Liquidity

As of June 30, 2012, we had $80.7 million in available cash and cash equivalents. We intend to finance the costs to complete Phase II of the Property with borrowings from DBCI pursuant to the credit facility, but we may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the US and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion credit facility with DBCI, $3.5 billion of which was outstanding as of June 30, 2012. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. Amounts under the total facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. The credit facility does not include any financial covenants. The current expiration of the credit facility is December 2015.

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

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months and believe those requirements consist primarily of funds necessary to pay construction payables and retention from Phase I and complete the construction of Phase II of the Property as well as to finance interest payments and ongoing working capital requirements. We expect our short-term liquidity requirements to be approximately $25.0 to $30.0 million.

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K filed on March 23, 2012.

Newly Issued Accounting Standards

Refer to related disclosure within Note 2 to our Condensed Consolidated Financial Statements included in Item 1 — Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of June 30, 2012, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $35.2 million.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
10.13*†	Employment Agreement, dated May 22, 2012, between Nevada Property 1 LLC and Ronald G. Eidell

10.14*†	Employment Agreement, dated May 23, 2012, between Nevada Property 1 LLC and Lisa Marchese

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 3, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC
Registrant

/s/ JOHN UNWIN
John Unwin
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2012

/s/ RONALD G. EIDELL
Ronald G. Eidell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 3, 2012