Form 10-Q/A
period 2012-06-30
Nevada Property 1 LLC
filed 2012-08-03
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment No. 1”) of Nevada Property 1, LLC (the “Company”) for the three and six months ended June 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on August 3, 2012 (the “Form 10-Q”), is being filed to correct the omission of the reconciliation of adjusted EBITDA to net loss for the Three Months Ended June 30, 2012 and 2011. No other changes have been made to the Form 10-Q.

Except as set forth above, this Amendment No. 1 does not modify or update other disclosures in the Form 10-Q. While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q, except for certain exhibits. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q, including any amendments made to those filings, as information in such filings may update or supersede certain information contained in those filings as well as this Amendment No. 1.

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

The following table presents a reconciliation of adjusted EBITDA to net loss for the three and six months ended June 30, 2012 (unaudited, in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net loss	$(18,764)	$(54,298)	$(42,188)	$(111,129)
Interest, net	11,863	9,205	24,251	15,455
Income tax (benefit)	(10,126)	—	(22,752)	—
Depreciation and amortization	41,648	38,584	83,720	76,230

EBITDA	24,621	(6,509)	43,031	(19,444)
Pre-opening expenses	—	168	—	782
Corporate expenses	2,928	3,267	5,951	6,298
Rent expenses	350	820	988	1,797

Adjusted EBITDA	$27,899	$(2,254)	$49,970	$(10,567)

Liquidity and Capital Resources

The following table presents Condensed Consolidated Statements of Cash Flows data for each of the periods indicated (unaudited, in thousands):

(In thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash provided by (used in) operating activities	$28,658	$(82,304)
Net cash used in investing activities	(18,633)	(247,402)
Net cash (used in) provided by financing activities	(6,535)	321,462

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
10.13†	Employment Agreement, dated May 22, 2012, between Nevada Property 1 LLC and Ronald G. Eidell

10.14†	Employment Agreement, dated May 23, 2012, between Nevada Property 1 LLC and Lisa Marchese

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 3, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC
Registrant

/s/ JOHN UNWIN
John Unwin
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2012

/s/ RONALD G. EIDELL
Ronald G. Eidell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 3, 2012