Form 10-Q
period 2012-09-30
Nevada Property 1 LLC
filed 2012-11-09
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of November 9, 2012 Nevada Voteco LLC owns all of the 100 Class A Voting Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Non-Voting Membership Interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash held with Deutsche Bank	$28,960	$19,578
Cash held with third parties and on hand	25,300	57,715

Total cash and cash equivalents	54,260	77,293
Accounts receivable, net	58,852	46,240
Inventories	10,453	10,059
Deferred income taxes	169,719	128,819
Restricted cash	195	32,332
Prepaid expenses and other assets	19,742	27,212

Total current assets	313,221	321,955
Property and equipment, net	2,972,695	3,111,248
Intangible asset, net	12,045	13,298
Restricted cash	2,149	3,415
Other assets	42,567	46,849

Total assets	$3,342,677	$3,496,765

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,460	$12,232
Interest payable to affiliate	11,757	11,122
Accrued and other liabilities	70,106	63,926
Advance condominium deposits	—	31,118

Total current liabilities	98,323	118,398
Accounts payable—construction	—	4,479
Accounts payable—retention	341	15,583
Accrued and other liabilities—construction	3,114	34,388
Advance condominium deposits	2,149	3,413
Loan payable to affiliate	3,526,951	3,530,857
Deferred income taxes	2,405	3,691
Other liabilities	9,706	9,726

Total liabilities	3,642,989	3,720,535

Commitments and contingencies (note 12)
Members’ deficit	(300,312)	(223,770)

Total liabilities and members’ equity (deficit)	$3,342,677	$3,496,765

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Casino	$22,557	$23,862	$92,060	$83,069
Rooms	59,896	49,286	182,346	129,607
Food and beverage	82,424	68,903	237,102	196,614
Entertainment, retail and other	8,818	6,819	23,349	17,443

Gross revenues	173,695	148,870	534,857	426,733
Less — promotional allowances	(28,388)	(22,244)	(80,718)	(69,023)

Net revenues	145,307	126,626	454,139	357,710

Operating expenses:
Casino	26,697	22,523	75,071	71,563
Rooms	14,252	13,156	42,590	34,802
Food and beverage	56,554	51,405	161,839	147,665
Entertainment, retail and other	7,309	9,356	20,481	23,567
General and administrative	37,692	34,671	114,219	103,375
Corporate expense	3,391	3,196	9,342	9,494
Pre-opening expenses	—	684	—	1,466
(Gain) loss on disposal of assets	(6)	216	807	(6,197)
Depreciation and amortization	41,449	40,685	125,169	116,915

Total operating expenses	187,338	175,892	549,518	502,650

Operating loss	(42,031)	(49,266)	(95,379)	(144,940)
Other income (expense):
Net settlement and default income	110	—	12,771	—
Interest income	(111)	186	5	231
Interest expense, net of amounts capitalized	(11,757)	(9,409)	(36,125)	(24,909)

Loss before income taxes	(53,789)	(58,489)	(118,728)	(169,618)
Income tax benefit	(19,435)	—	(42,187)	—

Net loss	$(34,354)	$(58,489)	$(76,541)	$(169,618)

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(76,541)	$(169,618)
Deferred income taxes	(42,187)	—
Depreciation and amortization	125,169	116,915
Gain on disposal of assets	807	(6,197)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,612)	(30,232)
Inventories	(394)	(3,042)
Prepaids and other assets	7,523	(5,430)
Accounts payable	4,228	(4,335)
Accrued and other liabilities	6,160	(12,951)
Landlord contribution	—	2,286
Interest payable to affiliate	635	8,276
Restricted cash	33,403	4,051
Advance condominium deposits	(32,382)	(4,051)

Net cash provided by (used in) operating activities	13,809	(104,328)

Cash flows from investing activities:
Capital expenditures	(33,037)	(325,099)
Proceeds from sale of assets	101	16,481

Net cash used in investing activities	(32,936)	(308,618)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	21,094	400,028
Principal payments under loan payable to affiliate	(25,000)	—

Net cash (used in) provided by financing activities	(3,906)	400,028

Net decrease in cash and cash equivalents	(23,033)	(12,918)
Cash and cash equivalents at beginning of period	77,293	86,108

Cash and cash equivalents at end of period	$54,260	$73,190

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$36,125	$16,419

Non-cash investing activities
Change in accrued additions to construction in progress	$46,766	$173,693

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

2.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Principles

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 23, 2012.

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

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, and accounts payable approximates fair value due to their short-term maturities. All of the Company’s debt is held by an affiliate and accrues interest at the three month London Interbank Offering Rate (“LIBOR”) plus 85 basis points. LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year. Given the related party nature of the Company’s debt, it is unlikely that the Company could obtain similar financing on the same terms with a third party in an arm’s length transaction.

Newly Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS. ASU 2011-04 clarifies certain areas of the fair value guidance, including application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and quantitative information about unobservable inputs used in a Level 3 fair value measurement. Additionally, ASU 2011-04 contains guidance on measuring the fair value of instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and requires additional disclosures about fair value measurements. The amendments contained in ASU 2011-04 are to be applied prospectively, and ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. ASU 2011-04 did not have a material impact on the Company’s consolidated condensed financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not currently have any comprehensive income to report. The adoption of this amendment will only impact the presentation of any comprehensive income that may become reportable on the Company’s consolidated condensed financial statements in future periods.

In December 2011, FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities”. This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. The Company does not currently have any financial instruments or derivative instruments to report. The adoption of this amendment will only impact the disclosures in the Company’s consolidated condensed financial statements in future periods should the Company obtain a financial instrument or derivative instrument.

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

For the three months ended September 30, 2012 and 2011, the effective income tax rates were (36.13%) and 0%, respectively.

The Company’s major tax jurisdiction is the United States. Effective January 1, 2012, the Company is now part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank and is included in Consolidated Group’s income tax return. The Consolidated Group’s income tax return is under examination and the Company believes it has no uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than our expected outcome and impact the provision for income taxes.

4.	Accounts Receivable

Accounts receivable consist of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Casino	$28,784	$23,715
Rooms	26,022	21,558
Other	10,886	4,713

	65,692	49,986
Less: allowance for doubtful accounts	(6,840)	(3,746)

	$58,852	$46,240

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

5.	Prepaid Expenses and Other Current Assets

Prepaid Expenses and other current assets consist of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Prepaid expenses	$15,478	$22,594
Other assets	4,264	4,618

	$19,742	$27,212

Prepaid expenses as of September 30, 2012 and December 31, 2011 consist primarily of expenses relating to insurance, property taxes, marketing, gaming related taxes, maintenance contracts and commissions on sales of condominium units. Other assets as of September 30, 2012 and December 31, 2011 consist primarily of imprest funds relating to our partner restaurants and security deposits.

6.	Property and Equipment

Property and Equipment are stated at the lower of cost or fair value and consist of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Land	$110,454	$110,454
Buildings, building improvements and land improvements	2,683,898	2,716,832
Furniture, fixtures and equipment	462,552	446,335
Construction in progress	5,886	4,565
Less: accumulated depreciation	(290,095)	(166,938)

	$2,972,695	$3,111,248

No interest was capitalized during the periods in 2012. Interest of $0.4 million and $0.9 million was capitalized during the three months ended September 30, 2011 and the nine months ended September 30, 2011, respectively.

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve as of September 30, 2012 and December 31, 2011 was $3.1 million and $3.8 million, respectively, and is classified as accrued and other liabilities — construction in the accompanying Condensed Consolidated Balance Sheet.

Once the insurance policies are closed out, the loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The general liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. Workers’ compensation claims remain open until all claims are settled. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of September 30, 2012 will be sufficient to pay all existing and expected future claims related to the Property.

As of September 30, 2012, the balance for our owner controlled insurance program was $22.4 million compared to $23.4 million as of December 31, 2011. For the three and nine months ended September 30, 2012, we paid claims of $1.2 million and $1.8 million, respectively; $0.0 million and $1.8 million related to current year and prior years claims, respectively. For the three and nine months ended September 30, 2011, we paid claims of $0.6 million and $1.9 million, respectively; $0.1 million and $1.8 million related to 2011 year and prior years claims, respectively.

The net balance of deposits in the loss payout account is classified as non-current other assets in the accompanying Condensed Consolidated Balance Sheets.

8.	Restricted Cash and Advance Condominium Deposits

Restricted cash consists of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts and tokes (tips) earned by our Co-Stars in the Company’s Slot and Table Games Departments. The balance as of September 30, 2012 is comprised of $2.1 million advanced condominium deposits and $0.2 million tokes. As of December 31, 2011, the toke balance was $1.2 million. The advanced condominium balance of $2.1 million is composed of $1.9 million in principal and $0.2 million in interest and the advanced condominium balance of $34.5 million as of December 31, 2011 is composed of $30.6 million in principal and $3.9 million in interest.

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

9.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued accounts payable	$12,313	$9,487
Deposits-patrons	5,578	9,522
Advance deposits	9,474	8,869
Accrued PTO	5,198	4,717
Accrued salaries and wages	2,753	4,327
Sales tax payable	3,895	1,883
Chip liability	3,099	5,597
Other liabilities	27,796	19,524

	$70,106	$63,926

10.	Loan Payable to Affiliate

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

Borrowings carry an interest rate of LIBOR plus a LIBOR margin. Prior to the opening of The Cosmopolitan on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). All loan tranches drawn on or after the opening of the Property attract a LIBOR margin of 85 basis points (0.85%). Loan tranches outstanding at December 15, 2010 do not attract the 85 basis points margin until they are renewed. LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

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

The total amount of the loan payable to affiliate at September 30, 2012 and December 31, 2011 was $3.5 billion and $3.5 billion, respectively. Additionally, at September 30, 2012 and December 31, 2011, the Company had accrued interest payable to affiliate of $11.8 million and $11.1 million, respectively, with a weighted-average interest rate of approximately 1.33% and 1.27%, respectively.

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

The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Cash held with Deutsche Bank	$28,960	$19,578
Loan payable to affiliate	3,526,951	3,530,857
Interest payable to affiliate	11,757	11,122

Deutsche Bank provided certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal during the development phase of the Company. The Company was charged $0.0 million and $0.0 million during the three and nine months ended September 30, 2012, respectively for those services. The Company was charged $0.1 million and $0.5 million during the three and nine months ended September 30, 2011, respectively, for those services. On October 21, 2010, the Company entered into an agreement with Voteco to pay for all expenses relating to Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The amount paid during the three months ended September 30, 2012 and 2011 by the Company on behalf of Voteco amounted to $0.2 million and $0.4 million, respectively. The amount paid during the nine months ended September 30, 2012 and 2011 by the Company on behalf of Voteco amounted to $0.8 million and $0.8 million, respectively.

12.	Commitments, Contingencies and Litigation

a. Property General Contractor and other purchase obligations

The Company had previously engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operated under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, established the budget for the scope of work, and set the general time scale of the job. As of September 30, 2012, there are no remaining amounts expected to be paid to Perini under the GMP.

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

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of September 30, 2012, there are no amounts expected to be paid to WARB under executed contracts.

As of September 30, 2012 the Company had total construction commitments of $1.2 million.

b. Jockey Club Agreement

Upon acquisition, the Company, as lessor, assumed a 99-year lease agreement with the Jockey Condominium, Inc. (“JCI”), the homeowners’ association of a timeshare condominium development located adjacent to the Property. Under the terms of the lease agreement, the Company is required to provide non-exclusive access and use to various public portions of the Property and provide 358 parking spaces in the Property’s parking facility for the condominium development’s use. Although JCI is not required to pay base rent, the lease agreement provides that JCI shall pay operating expenses associated with the parking spaces for their allocable share of the parking facility.

c. Condominium Litigation

The Company was a named defendant in a number of lawsuits and arbitrations concerning the purchase and sale of condominium-hotel units located within the East and West Towers of the Property. The plaintiffs alleged, among other things, that delays in the completion of the Property and changes to the design of the Property constituted material breaches by the Company, thus permitting the plaintiffs/purchasers to rescind their contract and receive a full refund of their earnest money deposit, plus interest thereon. The Company was represented in each of these matters by outside legal counsel. Virtually all of the original claims have been settled (through either a series of class action or individual settlements) or litigated to completion.

During the three and nine months ended September 30, 2012, various buyers agreed to settle and release their claims against the Company arising under their agreements to purchase condominium-hotel units. Under the terms of the settlements, buyers of units in the West Tower of The Cosmopolitan received a refund of 50% of their principal earnest money deposits and buyers of units in the East Tower received a refund of 40% of their principal earnest money deposits. The Company retained 50% of the principal deposits, plus 100% of all interest, under the West Tower purchase contracts, and 60% of the principal deposits, plus 100% of all interest, under the East Tower purchase contracts, resulting in a net gain of $0.1 million and $12.8 million for the three and nine months ended September 30, 2012, respectively, which the Company recognized as net settlement income in its Condensed Consolidated Statement of Operations.

As of November 9, 2012, there were 8 condominium-hotel units that remain the subject of ongoing arbitrations. The Company is actively engaged in various arbitrations and other dispute resolution proceedings with respect to all of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings. For each of these claims, the Company believes that it has strong legal defenses, and intends to vigorously defend its position. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company. The Company expects that some of the units that are the subject of ongoing arbitrations may be settled under similar terms to those of prior settlements, while others may be litigated to completion.

d. Class Action Suits

Wage and Hour

The Company has been put on notice and or served with two separate class action lawsuits related to alleged unpaid compensation for time incurred by employees while on property for donning and doffing of the employees’ required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. The Company is in the process of evaluating the lawsuits and cannot at this time determine the potential impact of the lawsuits on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

Alleged unlawful taping/recording

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

The Casino

The approximately 110,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,364 slot machines and 102 table games, with immediate guest access from each of the East and West Towers and accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has a separate area for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

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

Retail

Our retail offering includes nine eclectic retail boutiques on the second level of the podium in approximately 60,000 square feet of contiguous space. A sizeable amount of foot traffic naturally flows through our second floor retail space, as this is the primary pathway for Las Vegas visitors to travel north and south between the City Center project and Bellagio. Our retail operators were selected to fit with our overall brand image and profile, and offer our guests a range of distinctive retail options.

Nightclub and Dayclub

The Cosmopolitan features an integrated entertainment venue of approximately 53,000 square feet including a cutting edge, world class nightclub operation called “Marquee Nightclub & Dayclub at The Cosmopolitan” (the “Marquee”). Marquee is approximately 31,000 square feet, and is located at the top of the podium between the two hotel towers. Marquee Nightclub encompasses all of the features of a major Las Vegas integrated resort nightclub, including an ultra lounge experience and a Dayclub. The Dayclub operates from April through October, and was first opened in April 2011 featuring 22,000 square feet of entertainment space including two pools, several bars, a gaming area comprised of nine table games, and grand cabanas with individual infinity pools.

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

Convention and Banquet Facility

Our approximately 185,000 square-foot convention and banquet facility is located on the second, third and fourth levels of the podium. The space is designed for maximum flexibility and can accommodate everything from small group meetings to large conferences in the 66,000 square feet of ballroom space. Directly beneath the hotel towers, the location of the ballroom space is unique to the Las Vegas market, allowing convention attendees immediate, direct access from the hotel towers to the meeting space. The space has support capabilities to enable all modern meeting technology requirements.

Results of Operations

The following table presents Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$145,307	$126,626	$454,139	$357,710
Operating expenses	(187,338)	(175,892)	(549,518)	(502,650)

Operating loss	(42,031)	(49,266)	(95,379)	(144,940)
Loss before income taxes	(53,789)	(58,489)	(118,728)	(169,618)
Income tax benefit	(19,435)	—	(42,187)	—

Net loss	$(34,354)	$(58,489)	$(76,541)	$(169,618)

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

We incurred a net loss of $34.4 million and $58.5 million for the three months ended September 30, 2012 and 2011, respectively. We incurred a net loss of $76.5 million and $169.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Income Taxes

For the quarters ended September 30, 2012 and 2011, our income tax provision was ($19.4) million and $0 million, respectively. Our effective income tax rate was (36.13%) for the quarter ended September 30, 2012, compared to 0% for the corresponding 2011 period. Effective January 1, 2012, the Company is part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank and is party to a tax sharing agreement with the Consolidated Group. The effective income tax rate for the quarter ending September 30, 2012 includes the benefit for being a party to such tax sharing agreement. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues

Our revenues for the three months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Revenues:
Casino	$22,557	$23,862
Rooms	59,896	49,286
Food and beverage	82,424	68,903
Entertainment, retail and other	8,818	6,819

Gross revenues	173,695	148,870
Less—promotional allowances	(28,388)	(22,244)

Net revenues	$145,307	$126,626

Gross revenues for the three months ended September 30, 2012 increased $24.8 million or 16.7%, from $148.9 million to $173.7 million. Casino revenues decreased $1.3 million or (5.5%) primarily due to the performance of our table games. The table games hold percentage for the three months ended September 30, 2012 was 7.2% as compared to 9.1% for the three months ended September 30, 2011. Our results were negatively affected by a low hold percentage in certain table games. The hold percentage was significantly below our expected range of 12% to 15%. Our focus continues to be on supplementing the level of table games play at the Property. In November 2011, the Company completed the construction of an additional high limit gaming area (The Talon Club), approximating 9,600 square feet. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, building our database of slot customers and expanding our alliance program.

Room revenues increased $10.6 million or 21.5% which continue to reflect strong demand in both the free independent traveler and group sales categories and was principally driven by an increase in the number of available rooms over the prior period. The three months ended September 30, 2012 ADR and REVPAR both increased over the the same period 2011 amounts despite our increase in the number of rooms of 458 placed in service in September 2011. ADR and occupancy for the three months ended September 30, 2012 were $257 and 85.7%, respectively, generating REVPAR of $220. ADR and occupancy for the three months ended September 30, 2011 were $233 and 83.7%, respectively, generating REVPAR of $195.

Food and beverage revenues for the three months ended September 30, 2012 and 2011 were $82.4 million and $68.9 million, respectively, representing an increase of $13.5 million or 19.6%. Food and beverage revenues are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as Marquee, all of which are 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the three months ended September 30, 2012 is attributable to the continuing strong demand and high volume of customers in Marquee and our restaurants, as well as the increased number of customers staying at our Property.

Entertainment, retail and other revenues are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the three months ended September 30, 2012 and 2011 were $8.8 million and $6.8 million, respectively, representing an increase of $2.0 million or 32.4%. The increase in revenue for the three months ended September 30, 2012 reflected higher revenues in retail, spa services and various fees.

Revenues for the three months ended September 30, 2012 and 2011 include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $28.4 million and $22.2 million, respectively, and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred was necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms over the long-term.

Operating expenses

Our operating expenses for the three months ended September 30, 2012 increased 6.7% when compared to the same quarter in the prior year. The increase was notably slower than the growth in gross revenues, which was up 16.7% in the quarter. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing departmental operating expenses, resulting in higher operating margins. Our operating expenses for the three months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Operating expenses:
Casino	$26,697	$22,523
Rooms	14,252	13,156
Food and beverage	56,554	51,405
Entertainment, retail and other	7,309	9,356
General and administrative	37,692	34,671
Corporate expense	3,391	3,196
Pre-opening expenses	—	684
Loss (gain) on sale of assets	(6)	216
Depreciation and amortization	41,449	40,685

Total operating expenses	$187,338	$175,892

Departmental Expenses

Casino expenses increased by $4.2 million or 18.5% from $22.5 million for the three months ended September 30, 2011 to $26.7 million for the three months ended September 30, 2012 reflecting the increase in additional gaming space associated with the opening of the Talon Club as an additional high limit gaming area in November 2011 and higher gaming volume. Casino expenses include the estimated departmental cost of providing promotional allowances.

Room expenses increased by $1.1 million or 8.3% as a result of the additional costs to service the additional 458 rooms placed in service between periods. Room expenses were $14.3 million for the three months ended September 30, 2012 and $13.2 million for the three months ended September 30, 2011.

Food and beverage expenses increased by $5.2 million or 10.0%. The increase in Food and beverage expense was the result of increased volume in our managed restaurants and bars and in our partner restaurants. We also had higher management and incentive fees owed to our partner restaurants and Marquee for performing at higher levels in their respective agreements. Food and beverage expenses were $56.6 million for the three months ended September 30, 2012 and $51.4 million for the three months ended September 30, 2011.

Entertainment, retail and other expenses decreased by $2.1 million or 21.9% from $9.4 million for the three months ended September 30, 2011 to $7.3 million for the three months ended September 30, 2012. The decrease is a result of less contract entertainment expense associated with fewer shows during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Operating expenses within “entertainment, retail and other” include entertainment activities on the casino floor that are offered free of charge to the public. Entertainment is a key component of the overall marketing and positioning strategy of the Property, and is an important driver of visitation to the Property.

General Administrative and Corporate Expenses

General and administrative expenses increased by $3.0 million or 8.7%, from $34.7 million to $37.7 million for the three months ended September 30, 2011 and 2012, respectively. The increase in General and administrative expenses is a result of the Company’s increased marketing efforts related to our television advertising campaign during the three months ended September 30, 2012. Such spending enhances our strong brand identity, helping to drive traffic to our Property. General and administrative expenses include salaries, advertising and marketing, property taxes and insurance. Corporate expense increased slightly by $0.2 million or 6.1% from $3.2 million for the three months ended September 30, 2011 to $3.4 million for the three months ended September 30, 2012. Corporate expenses include corporate salaries and legal expenses.

Pre-opening Expenses

Pre-opening expenses for the three months ended September 30, 2012 were $0.0 million compared to $0.7 million for the three months ended September 30, 2011. Pre-opening expenses consist primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I and II of the Property.

Depreciation and Amortization

Depreciation and amortization increased by $0.8 million, from $40.7 million to $41.5 million, in the three months ended September 30, 2012 as compared to the same period in the prior year. The primary reason for the increase was that additional assets were placed into service upon the completion of Phase I and II of the Property.

Other Income (Expense)

Our other income and expenses for the three months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Other income (expense):
Net settlement and default income	$110	$—
Interest income	(111)	186
Interest expense, net of amounts capitalized	(11,757)	(9,409)

	$(11,758)	$(9,223)

Net Settlement and Default Income

We recorded net settlement income of $0.1 million and $0.0 million for the three months ended September 30, 2012 and 2011. Net settlement income represents income from some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, settling their claims with us in individual transactions.

Interest Expense, Net of Amounts Capitalized

Interest expense for the three months ended September 30, 2012 was $11.8 million as compared to $9.4 million for the three months ended September 30, 2011. The significant increase in interest expense is due to the increase in the applicable interest rate. The Company has borrowings of $3.5 billion at an interest rate of 1.33% for the three months ended September 30, 2012 compared to borrowings of $3.5 billion at an interest rate of 1.09% for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

Our revenues for the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Revenues:
Casino	$92,060	$83,069
Rooms	182,346	129,607
Food and beverage	237,102	196,614
Entertainment, retail and other	23,349	17,443

Gross revenues	534,857	426,733
Less—promotional allowances	(80,718)	(69,023)

Net revenues	$454,139	$357,710

Gross revenues for the nine months ended September 30, 2012 increased $108.1 million or 25.3%, from $426.7 million to $534.9 million. Casino revenues increased $9.0 million or 10.8%, reflecting growth primarily in high limit table games. The table games hold percentage for the nine months ended September 30, 2012 was 9.9% as compared to 11.1% for the nine months ended September 30, 2011. The hold percentage was significantly below our expected range of 12% to 15%. Our focus continues to be on supplementing the level of table games play at the Property. In November 2011, the Company completed the construction of an additional high limit gaming area (The Talon Club), approximating 9,600 square feet. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity guest loyalty program, building our database of slot customers and expanding our alliance program.

Room revenues increased $52.7 million or 40.7% which continue to reflect strong demand in both the free independent traveler and group sales categories and was principally driven by an increase in the number of available rooms over the prior period. The nine months ended September 30, 2012 ADR and REVPAR both increased over the same period 2011 amounts while our occupancy rate declined slightly. The number of rooms available increased by 458 rooms in September 2011. ADR and occupancy for the nine months ended September 30, 2012 were $260 and 86.6%, respectively, generating REVPAR of $225. ADR and occupancy for the nine months ended September 30, 2011 were $240 and 86.8%, respectively, generating REVPAR of $207.

Food and beverage revenues for the nine months ended September 30, 2012 and 2011 were $237.1 million and $196.6 million, respectively, representing an increase of $40.5 million or 20.6%. Food and beverage revenues are comprised of revenues from Company-operated restaurants, banquets and conventions, in-room dining and bars. Additionally, it includes revenues from our restaurant collection as well as Marquee, all of which are 100% owned by the Company, but managed and operated by third-parties. The revenue performance for the nine months ended September 30, 2012 is attributable to the continuing strong demand and high volume of customers in Marquee and our restaurants, as well as the increased number of customers staying at our Property.

Entertainment, retail and other revenues are comprised of revenues from retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenue for the nine months ended September 30, 2012 and 2011 were $23.4 million and $17.4 million, respectively, representing an increase of $6.0 million or 34.4%. The revenue increase for the nine months ended September 30, 2012 reflected higher revenues in retail, spa services and various fees.

Revenues for the nine months ended September 30, 2012 and 2011 include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $80.7 million and $69.0 million, respectively, and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms over the long-term.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2012 increased 9.3% when compared to the same period in the prior year. The increase was notably slower than the growth in gross revenues, which was up 25.3% in the nine months. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing departmental expenses, resulting in higher operating margins. Our operating expenses for the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Operating expenses:
Casino	$75,071	$71,563
Rooms	42,590	34,802
Food and beverage	161,839	147,665
Entertainment, retail and other	20,481	23,567
General and administrative	114,219	103,375
Corporate expense	9,342	9,494
Pre-opening expenses	—	1,466
Loss (gain) on sale of assets	807	(6,197)
Depreciation and amortization	125,169	116,915

Total operating expenses	$549,518	$502,650

Departmental Expenses

Casino expenses increased by $3.5 million or 4.9 % from $71.6 million to $75.1 million for the nine months ended September 30, 2011 and 2012, reflecting the increase in additional gaming space associated with the opening of the Talon Club as an additional high limit gaming area in November 2011 and higher gaming volume. Casino expenses include the estimated departmental cost of providing promotional allowances.

Rooms expenses increased by $7.8 million or 22.4% as a result of the higher costs to service the additional 458 rooms placed in service between periods. Rooms expenses were $42.6 million for the nine months ended September 30, 2012 and $34.8 million for the nine months ended September 30, 2011.

Food and beverage expenses increased by $14.1 million or 9.6%. The increase in Food and beverage expense was the result of increased volume in our managed restaurants, bars and in our partner restaurants. We also had higher management and incentive fees owed to our partner restaurants for performing at higher levels in their respective agreements, and Marquee. Food and beverage expenses were $161.8 million for the nine months ended September 30, 2012 and $147.7 million for the nine months ended September 30, 2011.

Entertainment, retail and other expenses decreased by $3.1 million or 13.1% from $23.6 million for the nine months ended September 30, 2011 to $20.5 million for the nine months ended September 30, 2012. The lower expenses resulted from a decrease in contract entertainment and production related expenses associated with a different mix of shows during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Operating expenses within entertainment, retail and other include entertainment activities on the casino floor that are offered free of charge to the public. Entertainment is a key component of the overall marketing and positioning strategy of the Property, as well as an important driver of visitation to the Property.

General Administrative and Corporate Expenses

General and administrative expenses increased by $10.8 million or 10.5%, from $103.4 million to $114.2 million for the nine months ended September 30, 2011 and 2012, respectively. The increase in General and administrative expenses is a result of the Company’s increased marketing efforts related to our television advertising campaign during the nine months ended September 30, 2012. Such spending enhances our strong brand identity, helping to drive traffic to our Property. General and administrative expenses include salaries, advertising and marketing, property taxes and insurance. Corporate expense remained relatively constant at $9.3 million and $9.5 million for the nine months ended September 30, 2012 and 2011, respectively. Corporate expenses include corporate salaries and legal expenses.

Pre-opening Expenses

Pre-opening expenses for the nine months ended September 30, 2012 were $0.0 million compared to $1.5 million for the nine months ended September 30, 2011. Pre-opening expenses consist primarily of direct salaries and wages, legal and consulting fees, insurance and utilities expenses relating to Phase I and II of the Property.

Depreciation and Amortization

Depreciation and amortization increased by $8.3 million, from $116.9 million to $125.2 million, in the nine months ended September 30, 2012 as compared to the same period in the prior year. The primary reason for the increase was that additional assets were placed into service upon the completion of Phase I and II of the Property.

Other Income (Expense)

Our other income and expenses for the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Other income (expense):
Net settlement and default income	$12,771	$—
Interest income	5	231
Interest expense, net of amounts capitalized	(36,125)	(24,909)

	$(23,349)	$(24,678)

Net Settlement and Default Income

The income of $12.8 million for the nine months ended September 30, 2012 is primarily comprised of a net gain of $13.1 million associated with buyers representing 178 condominium-hotel units in The Cosmopolitan who agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units.

Interest Expense, Net of Amounts Capitalized

Interest expense for the nine months ended September 30, 2012 was $36.1 million as compared to $24.9 million for the nine months ended September 30, 2011. The significant increase in interest expense is due to the increase in the applicable interest rate.

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

The following table presents a reconciliation of adjusted EBITDA to net loss for the three and nine months ended September 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net loss	$(34,354)	$(58,489)	$(76,541)	$(169,618)
Interest, net	11,868	9,223	36,120	24,678
Income tax (benefit)	(19,435)	—	(42,187)	—
Depreciation and amortization	41,449	40,685	125,169	116,915

EBITDA	(472)	(8,581)	42,561	(28,025)
Pre-opening expenses	—	684	—	1,466
Corporate expenses	3,391	3,196	9,342	9,494
Rent expenses	499	443	1,575	2,239

Adjusted EBITDA	$3,418	$(4,258)	$53,478	$(14,826)

Liquidity and Capital Resources

The following table presents Condensed Consolidated Statements of Cash Flows data for each of the periods indicated (unaudited, in thousands):

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net cash provided by (used in) operating activities	$13,809	$(104,328)
Net cash used in investing activities	(32,936)	(308,618)
Net cash (used in) provided by financing activities	(3,906)	400,028

Net cash provided by (used in) operating activities

The increase in net cash provided by operating activities in the nine months ended September 30, 2012 compared to net cash used in operating activities in the nine months ended September 30, 2011 is primarily attributable to our improved operating results, the increase in working capital from operations and the income generated by the condominium settlement and default income noted above under Net settlement and default income.

Net cash used in investing activities

Capital expenditures totaling $33.0 million during the nine months ended September 30, 2012 were primarily incurred for the payment of construction payables from Phase I and the ongoing construction of Phase II of the Property. Capital expenditures totaling $325.1 million during the nine months ended September 30, 2011 were primarily incurred for further construction of our integrated resort.

We estimate capital expenditures for the remainder of the year ending December 31, 2012 will total between $10.0 and $15.0 million. This is expected to be comprised of renovations and other capital improvements to remain competitive, including replacement of furniture, fixtures and equipment.

Net cash (used in) provided by financing activities

These cash flows during the nine months ended September 30, 2012 represent the amounts drawn against our credit facility with DBCI of $21.1 million which were used to pay construction expenses relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property. These draws were offset by repayments during 2012 of principal of $25.0 million. For the nine months ended September 30, 2011, we borrowed $400.0 million under our credit facility with DBCI which were used to pay for construction relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property.

Liquidity

As of September 30, 2012, we had $54.3 million in available cash and cash equivalents. We intend to finance the costs to complete Phase II of the Property, to include a showroom with borrowings from DBCI pursuant to the credit facility. We may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the US and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion credit facility with DBCI, $3.5 billion of which was outstanding as of September 30, 2012. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. Amounts under the total facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. The credit facility does not include any financial covenants. The current expiration of the credit facility is December 2015.

Borrowings carry an interest rate of LIBOR plus a LIBOR margin. Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). All loan tranches drawn on or after the opening of the Property attract a LIBOR margin of 85 basis points (0.85%). Loan tranches outstanding at December 15, 2010 do not attract the 85 basis points margin until they are renewed. LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360 day year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of September 30, 2012, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $35.3 million.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 9, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC
Registrant

/S/ JOHN UNWIN
John Unwin
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012

/S/ RONALD G. EIDELL
Ronald G. Eidell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2012