Form 10-K
period 2012-12-31
Nevada Property 1 LLC
filed 2013-03-29
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number - (702)-698-7000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At the close of business on June 29, 2012, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0.

The Registrant’s Class A and Class B Membership Interests are not publicly traded. As of March 29, 2013, Nevada Voteco LLC owns all of the registered 100 Class A Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Membership Interests of the Registrant.

Documents Incorporated by Reference

None

PART I

Item 1.	Business

Company Overview

Nevada Property 1 LLC, a limited liability company organized in Delaware owns and operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage. The twelve month periods ended December 31, 2012 and 2011 were our first two full years of operation.

Nevada Property 1 LLC, together with its subsidiaries, is collectively referred to as the “Company” and may also be referred to as “we,” “us” or “our.”

Important achievements from 2012, our second full year of operations were:

•	Reported $703.5 million gross revenues for 2012, up 23.6% over 2011;

•	Reduced our operating loss by $67.7 million during 2012 to $132.0 million.

•	Increased our EBITDA from 2011 to 2012 by $93.4 million with a reported EBITDA of $52.4 million for the year ended December 31, 2012.

•	Achieved Average Daily Rate and hotel occupancy for year ended December 31, 2012 of $259 and 85.6%, respectively, both increases from 2011;

•	Our “Marquee Nightclub & Dayclub at The Cosmopolitan” was again cited as the highest grossing bar in the United States.

Acquisition of The Cosmopolitan

The entity that previously owned the Property was Cosmo Senior Borrower LLC (“CSB”), a limited liability company organized in Delaware, which acquired the Property from its affiliate, 3700 Associates, LLC, a Delaware limited liability company (the “Previous Owner”), in December 2005. In April 2004, the Previous Owner purchased approximately 8.7 acres of land in Las Vegas, Nevada, in order to develop the Property and to eventually run the business as The Cosmopolitan. A subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”) made a mortgage loan to CSB on December 30, 2005 (the “Cosmopolitan Mortgage Loan”), encumbering the Property. The Cosmopolitan Mortgage Loan went into default on January 15, 2008 and remedies were exercised against CSB.

The Company was formed on July 30, 2008 for the purpose of holding the first lien mortgage loan on the Property and ultimately foreclosing on the Property. On August 29, 2008, the Company, which is an indirect wholly-owned subsidiary of Deutsche Bank, acquired ownership of the Cosmopolitan Mortgage Loan. The Company then acquired the Property at a foreclosure sale for $1 billion on September 3, 2008, and is the current owner of the Property. In accordance with the operating agreement, the Company shall continue in perpetuity until dissolved upon the election of the Members (See Item 1. Business - Corporate Structure) or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act.

The Company filed a Registration Statement on Form 10 on April 9, 2010, which went effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on June 8, 2010.

Corporate Structure

Prior to October 28, 2010, Nevada Mezz 1 LLC (“Nevada Mezz”), a limited liability company organized in Delaware, was the sole managing member of the Company. Nevada Mezz held 100% of the Company’s Class A Membership Interests (the “Class A Membership Interests”), which have all of the voting rights, and 100% of the Class B Membership Interests (the “Class B Membership Interests”), which have all the economic interests in the Company, but do not have any voting rights. Deutsche Bank, through its wholly-owned subsidiary, Nevada Parent 1 LLC (“Nevada Parent”), a limited liability company organized in Delaware, held all of the voting and economic interests in the Company through Nevada Parent’s ownership of 100% of the membership interests of Nevada Mezz.

On October 28, 2010, the Company received an Order of Registration from the Nevada Gaming Commission (the “Gaming Commission”) formally approving the Company’s gaming license application. This license allows the Company to conduct non-restricted gaming operations at the Property. In connection with approval of such license from the Gaming Commission, and as a condition of licensure, 100% of the Class A Membership Interests in the Company was transferred by Nevada Mezz to Nevada Voteco LLC (“Nevada Voteco” or “Voteco”), a Delaware limited liability company. Accordingly, Nevada Voteco now has voting control of the Company through its ownership of all of the Class A Membership Interests and Nevada Mezz continues to hold 100% of the Class B Membership Interests, which have all the economic interests in the Company and except as provided by law, do not have any right to vote. Nevada Voteco and Nevada Mezz are collectively referred to as the “Members” within this Annual Report on Form 10-K.

The Company’s wholly-owned subsidiaries are Nevada Restaurant Venture 1 LLC (“Nevada Restaurant”), which was formed on November 24, 2009 as a limited liability company in Delaware and Nevada Retail Venture 1 LLC (“Nevada Retail”), which was also formed on November 24, 2009 as a limited liability company in Delaware. Nevada Restaurant master leases the Property’s restaurants and the nightclub from the Company and has entered into management agreements with third-party restaurant operators and a nightclub operator to manage and operate their respective establishments at the Property. Nevada Retail master leases the retail spaces at the Property from the Company and operates certain of the retail spaces within the Property. In addition, Nevada Retail has also entered into lease agreements with third-party retail operators to manage and operate their respective retail businesses at the Property.

On April 1, 2010, the Company acquired Nevada Employer LLC (“Nevada Employer”), a limited liability company formed in Delaware. Nevada Employer had employed the Company’s development staff from the foreclosure period through December 20, 2010. On December 20, 2010, the remaining development staff was transferred to the Company and Nevada Employer was formally dissolved on December 31, 2010. (See note 19 to our consolidated financial statements for further details).

The principal executive offices of The Cosmopolitan of Las Vegas are located at 3708 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and the telephone number is (702) 698-7000. The Cosmopolitan’s internet website is located at www.cosmopolitanlasvegas.com. The information on our website is not part of this Annual Report on Form 10-K.

The Cosmopolitan

The Cosmopolitan comprises approximately 8.7 acres of land and is located on the Las Vegas Strip directly between Bellagio and MGM Resorts International’s City Center (“City Center”). The Cosmopolitan is connected to City Center to the south via an elevated pedestrian bridge and to the east side of the Las Vegas Strip via a second pedestrian bridge, as well as ground floor public access from Bellagio to the north. The Cosmopolitan opened its doors to the public at 8:00 p.m. Pacific Standard Time on December 15, 2010.

The Casino

The approximately 110,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,360 slot machines and 97 table games, with immediate guest access from each of the East and West Towers and is accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three-story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate areas for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

Phase I of the Property opened on December 15, 2010. At opening, the 50-story East and 52-story West Towers comprised 1,998 hotel and condominium hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck. The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment system, wireless internet and a custom in-room bar. The condominium hotel style rooms offer expansive terraces with dazzling views of the Strip. An additional 968 hotel and condominium hotel style units located in the West Tower (“Phase II”) were completed incrementally through September 2011 without disruption to the already existing operations.

The top four floors of the East Tower and a restaurant space will be completed at a later date as management deems appropriate based on various factors, including market conditions.

Food and Beverage and the Restaurant Collection

The Cosmopolitan offers a number of casual dining options for our guests, including a premier buffet, a poolside grill, a casual restaurant on the casino level, a pizzeria, and in-room dining options available twenty-four hours a day, seven days a week. The Cosmopolitan also incorporates a number of bars, lounges, and destination venues which collectively feature a comprehensive cocktail and wine program, offering our guests a wide range of the finest in beverage options. In addition, The Cosmopolitan offers a collection of distinctive restaurants, managed and operated by experienced world class third-party restaurateurs.

Retail

Our retail offerings showcase nine eclectic retail boutiques on the second level of the podium in approximately 60,000 square feet of contiguous space. A sizeable amount of foot traffic naturally flows through our second floor retail space, as this is the primary pathway for Las Vegas visitors to travel north and south between City Center and Bellagio. Our retail operators were selected to fit with our overall brand image and profile, and offer our guests a range of accessible, distinctive retail options.

Nightclub and Recreation Deck

The Cosmopolitan features an integrated entertainment venue of approximately 53,000 square feet including a cutting edge, world class nightclub operation called “Marquee Nightclub & Dayclub at The Cosmopolitan” (“Marquee”). The Marquee is approximately 31,000 square feet, and is located at the top of the podium between the two hotel towers. The Marquee encompasses all of the features of a major Las Vegas integrated resort nightclub, including two distinct ultra-lounge experiences and a Dayclub. The Dayclub operates from April through October, and was first opened in April 2011. It features 22,000 square feet of entertainment space including two pools, several bars, a gaming area comprised of nine table games, and grand cabanas with individual infinity pools.

Spa/Salon/Fitness Centers

Our integrated resort offers a 50,000 square-foot spa and hammam facility, located at the base of the West Tower which is easily accessible from any room in The Cosmopolitan. Our spa and hammam is a key element in the overall offerings to our guests, and offers a level of quality, service and experience that we believe competes with the best spa offerings in the Las Vegas market.

Separately, the Property also offers two fitness centers, one in the East Tower and the other in the West Tower (including tennis courts), offering our guests twenty-four hours a day, seven days a week access to high quality fitness and exercise equipment.

Convention and Banquet Facility

Our approximately 185,000 square-foot convention and banquet facility is located on the second, third and fourth levels of the podium. The space is designed for maximum flexibility, and can accommodate everything from small group meetings to large conferences in the 66,000 square feet of ballroom space. Directly beneath the hotel towers, the location of the ballroom space is unique to the Las Vegas market, allowing convention attendees immediate, direct access from the hotel towers to the meeting space. The space features full high speed Wi-Fi coverage, and support capabilities to enable all modern-meeting technology requirements.

The Event Center

In early 2013, we announced the build-out of our planned 65,000 square foot, approximately 3,000-seat multi-use event center. This entertainment and group venue is intended to encourage companies to book larger conventions, as well as to choose the Property for product launches and other branding events. The event center is scheduled to open at the end of 2013.

Business Strategy

We believe that The Cosmopolitan has created a unique destination resort directly on the Las Vegas Strip, in one of the most highly trafficked vacation and business travel destinations in the United States. Our Property offers distinctly designed physical structures, situated on one of the premier, center-Strip locations in Las Vegas, while also delivering a compelling guest experience created specifically for the needs of our target clientele. Part of our strategy is to profitably grow our business by focusing on the following key aspects in order to capitalize on the distinctive qualities of our unique destination resort.

Target Clientele

Our target clientele is what we term as the “curious class”; people, who self-identify as being interested in change, are well-traveled and receptive to different concepts. Our marketing strategy targets numerous segments of Las Vegas, the United States and international leisure and business traveler customer bases, as we deploy a multi-channel distribution strategy to drive visitation from the most valuable segments of the group/convention, casino, and free independent traveler market segments. On August 25, 2010, as part of this strategy, we entered into a distribution agreement with the Autograph Collection, Marriott International, Inc.’s portfolio of upscale and luxury independent hotels and resorts. This agreement provides us with a distribution channel to one of the largest databases in the hospitality industry which contributes importantly to our free independent traveler and group room night production.

We believe our integrated resort, along with our staff that take care of our guests, are positioned to cater to our target clientele in a way not currently offered by our competitors in the Las Vegas market. The combination of distinctive hotel and condominium hotel style units, featuring outdoor terraces in the majority of the rooms, multiple non-gaming amenities, and our prime location provide a compelling package and experience in the minds of our current and potential customers.

Property Location

Our integrated resort includes a range of amenities that are unique to the Las Vegas Strip. The hotel and condominium hotel style units offer a broader range of amenities than many of our primary competitors, including condominium hotel style units with full kitchenettes, cutting edge in-room technology and, for the majority of the units, spacious outdoor terraces. The terraces in particular are a new offering in the Las Vegas market, and given our premier location on the Las Vegas Strip, we believe that the outdoor terrace experience is an attractive offering for our guests. Views from the terraces look to the north over the Bellagio Fountains, one of the prime tourist attractions on the Las Vegas Strip, and to the south, over City Center, and the south Las Vegas Strip.

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

Emphasis on Guest Service

One of the cornerstones of our business strategy is to provide our guests with a high level of personal service. Integral to the creation of our brand is a continuous process of embedding the brand values in all aspects of our service delivery, creating a pervasive spirit of personalized guest service throughout all areas of our business. Our management is committed to the implementation and execution of our brand service program to (i) fully leverage the creation of a stand-alone brand experience; and, (ii) embed a dedicated service-focused culture throughout our Property.

Identity Membership Program

Our trademarked guest reward program is called the Identity Membership Program (“Identity”). We believe that we offer a program which is highly differentiated from the players club “discounting” card programs offered by many of our competitors. Our membership program is not for casino patrons only, but rather rewards members for the total amount they spend across all the venues and amenities offered at The Cosmopolitan.

Las Vegas Market

Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. Since 2007, however, the Las Vegas market has generally experienced a contraction in growth as the number of visitors and gaming revenues have fallen from prior periods. The Las Vegas market is showing signs of a modest recovery with visitor volumes reaching 37.3 million in 2010, 38.9 million in 2011 and 39.7 million in 2012; representing a 2.1% increase from 2011 to 2012 and a 6.4% from 2010 to 2012. Gaming revenues in Clark County are also recovering reaching approximately $9.4 billion in 2012 compared to $9.2 billion in 2011, an increase of approximately 1.9% over 2011. On the Las Vegas Strip, revenues increased 2.3% to $6.2 billion in 2012. Volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority (the “LVCVA”). The following table sets forth certain statistical information for the Las Vegas market for the years 2008 through 2012, as reported by the LVCVA:

LAS VEGAS MARKET STATISTICS

	2012	2011	2010	2009	2008
Visitor Volume (in thousands)	39,727	38,929	37,335	36,531	37,481
Clark County Gaming Revenues (in $ billions)	9,400	9,223	8,909	8,834	9,797
Hotel/Motel Rooms Inventory	150,481	150,161	148,935	148,941	140,529
Airport Passenger Traffic (in thousands)	41,668	41,480	39,757	40,469	44,075
Convention Attendance (in thousands)	4,944	4,865	4,473	4,492	5,900

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

Competition

We face significant competition in the jurisdiction in which we operate, as well as from adjacent states. Such competition may intensify if new gaming operations open in our market or existing competitors expand their operations. During 2012, several competitors announced investments in new hotel offerings, restaurants and clubs in Las Vegas. These new offerings are slated to begin opening in 2013. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in other areas, the development or expansion of Native American gaming, the expansion of additional developments in other gaming jurisdictions to include Southeast Asia, and the potential legalization of internet gaming, could create additional competition for us and could adversely affect our operations.

Nevada Gaming Regulation and Licensing

Introduction

The gaming industry is highly regulated. Gaming registrations, findings of suitability, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot be assured that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Revised Statutes referred to as the State of Nevada Gaming Control Act (the “Nevada Gaming Control Act”) and regulations, as well as to various local ordinances. The Cosmopolitan is subject to the licensing and regulatory control of the State of Nevada Gaming Commission (the “Gaming Commission”), the State of Nevada Gaming Control Board and the Clark County Liquor and Gaming Licensing Division, which are collectively referred to in this document as the “Nevada Gaming Authorities.” The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. The Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, note holder or key employee of a licensed or registered entity.

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

•	preventing cheating and fraudulent practices; and,

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in applicable laws, regulations and procedures could have significant negative effects on the Company’s gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements

The Company, as the owner and operator of the Property, has been approved by the Nevada Gaming Authorities as a publicly-traded corporation (referred to as a registered company for purposes of the Nevada Gaming Control Act). Nevada Gaming Authorities’ approval also grants the Company a license to conduct non-restricted gaming operations at the Property and, if we so choose, to operate as a manufacturer and distributor of gaming devices. The gaming license requires the periodic payment of fees and taxes and is not transferable.

Company Registration Requirements

Voteco was found suitable by the Gaming Commission to be registered as a holding company and licensed as a member of the Company. The individual Voteco Members were found suitable by the Gaming Commission as the beneficial owners and controlling beneficial owners of the Company.

We are required to periodically submit detailed financial and operating reports to the Gaming Commission and provide any other information that the Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, and/or approved by, the Gaming Commission.

Individual Licensing Requirements

No person may become a stockholder or member of, or receive any percentage of the profits of, an intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Certain of our officers, directors and key employees have been or may be required to file applications with the Nevada Gaming Authorities and are or may be required to be licensed or found suitable by the Nevada Gaming Authorities. All applications required as of the date of this report have been filed, with appointments for certain officers, directors and key employees subject to final regulatory approvals. The Nevada Gaming Authorities may require additional applications and may also deny an application for licensing for any reason, which they deem appropriate. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws

If the Gaming Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our applications, or registrations and gaming license, once obtained. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Gaming Commission, at the discretion of the Gaming Commission. Further, the Gaming Commission could appoint a supervisor to operate the gaming-related activities at the Property, and under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses we may obtain and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations.

Requirements for Voting Security Holders

Regardless of the number of shares or other interests held, any beneficial holder of the voting or non-voting securities of a registered company may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting or non-voting securities reevaluated if the Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Gaming Commission for a finding of suitability within 30 days after the Chairman of the State of Nevada Gaming Control Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Gaming Control Act, which beneficially owns more than 10%, but not more than 11%, of the registered company’s voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10% but not more than 25% of a registered company’s voting securities may apply to the Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may own more than 25% but not more than 29% of the voting securities of a registered company and maintain the waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	such other activities that the Gaming Commission may determine to be consistent with such investment intent.

Consequences of Being Found Unsuitable

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Gaming Commission or by the Chairman of the State of Nevada Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Gaming Commission may be guilty of a criminal offense. The Cosmopolitan will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

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

Approval of Public Offerings

A registered company may not make a public offering of its securities without the prior approval of the Gaming Commission if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. As a public company, any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Board or the Gaming Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

The regulations of the Gaming Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act or regulations, such as our Company, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Gaming Commission for prior approval of such offering. The Gaming Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, is granted and the Chairman of the State of Nevada Gaming Control Board has ruled that it is not necessary to submit an application.

Approval of Changes in Control

As a registered company, we must obtain prior approval of the Chairman of the State of Nevada Gaming Control Board with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.

Entities seeking to acquire control of a registered company must satisfy the Nevada Gaming Control Board and Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Gaming Commission before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross gaming revenue received,

•	the number of gaming devices operated; and,

•	the number of table games operated.

The tax on gross gaming revenue is generally 6.75%.

License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages at The Cosmopolitan are subject to licensing, control and regulation by the Clark County Commission. In addition to approving the licensee, the Clark County Commission has the authority to approve all persons owning or controlling the stock of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Commission has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon the operations of The Cosmopolitan.

Intellectual Property

Our intellectual property, particularly our trademarks and trade secrets, is important to our business. We generally seek to obtain federal trademark registrations for marks that are important to our business, but obtaining registrations is not certain. In addition, we use reasonable measures to protect our trade secrets and confidential information, including through nondisclosure policies and through the use of appropriate confidentiality agreements.

We own U.S. trademark registrations and common law rights in many of our marks, including, THE COSMOPOLITAN OF LAS VEGAS (U.S. Reg. Nos. 3,938,873 for casino services and 3,938,874 for resort hotel services) and IDENTITY (U.S. Reg. No. 4,163,600 for our frequent player and frequent guest rewards program). We consider these marks and others important to our business. We routinely monitor and enforce our trademark rights, including pursuing litigation against infringers when appropriate.

In December 2009, we entered into a co-existence agreement with Hearst Communications, Inc., which resulted in a settlement and dismissal of all trademark infringement claims that were the subject of an ongoing lawsuit between us and Hearst Communications, Inc. The co-existence agreement is perpetual and provides that we may utilize the “Cosmopolitan” name and marks within certain defined parameters. Specifically, the co-existence agreement provides that we should use (i) the word “the” preceding the word “Cosmopolitan” (e.g., “The Cosmopolitan”), or (ii) words identifying physical locations or attractions of our hotel-casino properties preceding or following the word “Cosmopolitan” (e.g., “Cosmopolitan Residences” or “Cosmopolitan Beach Club”), or (iii) “Las Vegas” preceding and/or following the word “Cosmopolitan” (e.g., “Cosmopolitan Las Vegas”, etc.). The co-existence agreement further provides that the use of the “Cosmopolitan” marks be limited to the operation, promotion, marketing, and advertising of hotel-casino properties and related products and services. The co-existence agreement also provides for certain limitations regarding the use of “Cosmopolitan” marks in connection with women’s fashion products and the use of the term “Cosmo.”

Our Operating Segment

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

Seasonality

The Las Vegas hotel, resort and casino industry is seasonal in nature. A variety of factors contribute to the seasonality of the Las Vegas market, including the timing of major Las Vegas conventions, major holidays such as New Year’s and Chinese New Year and major sporting events, particularly the Super Bowl and premier boxing events. These factors can drive additional business to the Las Vegas market. Visitor volumes typically are lower during off-peak times, such as mid-week or during traditional leisure periods between Thanksgiving and New Year’s.

Customers

During the period from opening on December 15, 2010 to December 31, 2012, no individual customer accounted for 10% or more of the Company’s consolidated net revenues.

Employees

The Company considers its staff to be an integral part of our guests’ experiences and identifies its staff as “CoStars.” As of December 31, 2012, the Company had approximately 4,300 CoStars.

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

Executive Officers and Directors of the Registrant

The persons serving as our executive officers and directors as of March 29, 2013, and their positions with us are as follows:

Name	Age	Position
Jeff Baer	48	Director of the Company’s Board
Fabrizio Campelli	39	Chairman of the Company’s Board
Stuart Clarke	55	Director of the Company’s Board
Enrico Sanna	40	Director of the Company’s Board
John Unwin	54	Director of the Board and Chief Executive Officer
Ronald G. Eidell	69	Director of the Board and Chief Financial Officer
Lisa Marchese	40	Chief Marketing Officer
Thomas McCartney	60	Chief Operating Officer
Anthony Pearl	42	General Counsel, Chief Compliance Officer and Corporate Secretary

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to: continuing recessionary economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry; changes in the competitive environment in our industry; the seasonal nature of the hotel, resort and casino industry; the capital intensive nature of the Las Vegas hotel, resort and casino industry; costs associated with compliance with extensive regulatory requirements; diminishing value of our name, image and brand; maintaining the integrity of customer information; the loss of key members of our senior management; dependence on various third-party operators to provide key amenities; the outcome of pending or future legal proceedings; our ability to collect gaming receivables from our credit players; and the other risks discussed in this Annual Report on Form 10-K in the section entitled “Item 1A - Risk Factors”. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Annual Report on Form 10-K should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

Agreements Governing the Operation of The Cosmopolitan

Amended and Restated Limited Liability Company Agreement

Our Amended and Restated Limited Liability Company Agreement governs our relationship with our Members.

Classes of Membership Interests. We have two classes of membership interests: Class A Membership Interests and Class B Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by our Members. Holders of Class B Membership Interests have all the economic interests in the Company and except as provided by law, do not have any right to vote. Prior to October 28, 2010, the Class A Membership Interests and Class B Membership Interests were held by Nevada Mezz. Effective October 28, 2010, the Class A Membership Interests were transferred by Nevada Mezz to Nevada Voteco and Nevada Mezz continued to hold the Class B Membership Interests. Accordingly, Nevada Voteco currently holds 100% of our Class A Membership Interests and Nevada Mezz own 100% of our Class B Membership Interests.

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

Allocations and Distributions. The Amended and Restated Limited Liability Company Agreement provides that the Company’s net profits or net losses shall be determined on an annual basis in accordance with the manner determined by the Board. All profits and losses shall be allocated entirely to the holders of Class B Membership Interests. Subject to compliance with applicable gaming and other laws, the Amended and Restated Limited Liability Company Agreement provides that the Company shall make distributions of available cash net of reasonable reserves quarterly, or in the sole discretion of the Board, more frequently, to the extent available. Any such distributions and all distributions in liquidation of the Company shall be made entirely to the holders of Class B Membership Interests. Holders of Class A Membership Interests shall not be allocated any profits or losses or be entitled to receive any distributions of the Company.

Board. We are managed by our Board. Under the Amended and Restated Limited Liability Company Agreement, holders of a majority of the outstanding Class A Membership Interest shall have the sole power to designate and remove members of the Board (the “Members of the Board”). The Board shall have decision making authority in the management of the Company’s business. The current Members of the Board are Jeff Baer, Stuart Clarke, Fabrizio Campelli, Enrico Sanna, John Unwin and Ronald G. Eidell.

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

Operating Agreement of Nevada Voteco LLC

The Operating Agreement of Nevada Voteco is an agreement by and among the Voteco Members. The current Voteco Members are Jeff Baer, Fabrizio Campelli, Stuart Clarke, Donna Milrod and Enrico Sanna.

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

Subject to applicable gaming laws, in the event that any Voteco Member shall be unwilling or unable to serve as a Voteco Manager, he or she shall be succeeded by such person or persons as shall be elected by a majority interest. A Voteco Manager may be removed by a majority-in-interest only in the event that the Voteco Manager is no longer a Voteco Member or a withdrawal event has occurred with respect to such person as set forth in the Operating Agreement. No Voteco Member may transfer all or any part of such Voteco Member’s interest in Nevada Voteco without the prior written consent of the Voteco Managers and only in accordance with the terms of the Transfer Restriction Agreement. In the event of the death of any Voteco Member, the interests in Nevada Voteco held by such Voteco Member shall not transfer to the heirs or become part of the estate thereof, but shall immediately become subject to a 30-day option to purchase in favor of the Voteco Managers at a price equal to the price paid by such Voteco Member. Subject to applicable gaming laws, no assignee of all or any part of an interest of a Voteco Member in Nevada Voteco shall be admitted to Nevada Voteco as an additional member unless and until (a) the Voteco Managers shall have consented in writing to such admission (the granting or denial of which shall be in the Voteco Managers’ sole discretion), (b) the assignee has executed a counterpart of the Operating Agreement and such other instruments as the other Voteco Members may reasonably deem necessary or appropriate to confirm the undertaking of the assignee to be bound by all the terms and provisions of the Operating Agreement and (c) the assignee has paid any expenses incurred by Nevada Voteco in connection with such assignment. Notwithstanding anything to the contrary expressed or implied in the Operating Agreement, the transfer of any interest in the Company is ineffective unless approved in advance by the applicable gaming authorities.

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

Restaurant/Nightclub Management Agreements

Nevada Restaurant has entered into management agreements with each third-party restaurant operator and a nightclub operator that manage and operate their respective establishments at The Cosmopolitan. Each of the management agreements contains customary terms and conditions governing the rights and obligations between the third-party operator and the Company.

Retail Lease Agreements

Nevada Retail master leases the retail spaces at the Property from the Company and operates certain of the retail spaces within the Property. In addition, Nevada Retail has entered into lease agreements with third-party retail operators to manage and operate their respective retail businesses at the Property. Each of the retail lease agreements contains customary terms and conditions governing the rights and obligations between the third-party retail operator and the Company.

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

The Las Vegas market is showing signs of a modest recovery with visitor volumes reaching 37.3 million in 2010, 38.9 million in 2011 and 39.7 million in 2012. Gaming revenues in Clark County are also recovering reaching approximately $9.4 billion in 2012 compared to $9.2 billion in 2011, an increase of approximately 1.9% over 2011. (Both visitor volume and gaming statistics noted above are released by the Las Vegas Convention and Visitors Authority). However, due to a number of factors affecting consumers, including the lingering effects of a slowdown in global economies, contracting credit markets and reduced consumer and/or discretionary spending, energy and fuel cost fluctuations, the outlook for the gaming, travel, and entertainment industries remains uncertain. These factors have and could continue to result in low-to-modest growth in customer visits to Las Vegas, or customers spending less, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

Our business depends on one key market and has a limited base of operations, and accordingly, we could be disproportionately harmed by an economic downturn in this market or a disaster that reduced the willingness or ability of our customers to travel to Las Vegas.

All of our revenues are currently generated from a single source, The Cosmopolitan. As a result, we are dependent on the willingness of our customers to travel. The profitability of our operations is linked to local economic conditions in Las Vegas, surrounding areas of Nevada, and indirectly, Southern California, where many of the hotel casino’s targeted customers reside. A continued economic softness in the local economies of Nevada and/or Southern California could negatively impact our business and the results of our operations. Examples of events which may impact our results of operations include increased unemployment in Nevada and California, rising fuel prices in California or a decline in air passenger traffic due to higher ticket prices, reduced flights by airline operators or fears associated with air travel. Furthermore, due to our single location, we are subject to greater risks than a more diversified hotel and casino resort operator, including natural and other disasters and changes in local and state governmental laws and regulations. The combination of the single location and the significant investment associated with the development of the Property may cause our operating results to fluctuate significantly and may adversely affect our business.

We face intense competition which could impact our operations and adversely affect our business and results of operations.

We compete mainly in the Las Vegas hotel, resort and casino industry. Specifically, our integrated resort competes with other high-quality Las Vegas resorts, especially those located on the Las Vegas Strip. Currently, various upscale, luxury and mid-priced gaming properties are located on or near the Las Vegas Strip. Upscale, luxury and mid-priced gaming properties are also located in the downtown Las Vegas area and additional gaming properties are located in other areas of Las Vegas. Many of the competing properties have themes and attractions which draw a significant number of visitors and will directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same demographic group which we currently target.

Additional hotel casinos containing a significant number of rooms may open, renovate or expand in Las Vegas over the next several years, which could also significantly increase competition. During 2012, several competitors announced investments in new hotel offerings, restaurants and clubs in Las Vegas. These new offerings are slated to begin opening in 2013. We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall quality of service, types of amenities available to guests, price, location, entertainment attractions, theme and size. Our ability to generate and maintain the appropriate level of market awareness and penetration in relation to these property-specific factors could adversely affect our ability to compete effectively and could potentially impact our business and results of operations.

To a lesser extent, we also compete with resort, hotels and casinos in other parts of Nevada, Atlantic City, New Jersey and other gambling destinations located elsewhere in the United States, as well as Southeast Asia. We will also compete with other types of gaming operations such as state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, internet gaming ventures and international gaming operations. Continued legalization and proliferation of gaming activities could significantly and adversely affect our business and results of operations.

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

In addition, certain states have legalized, and others may legalize, casino gaming in or near specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Philadelphia, Los Angeles, San Francisco and Boston. Additionally, the current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues, including those in Macau and Singapore, could also result in a decrease in the number of visitors to The Cosmopolitan by attracting international customers closer to home and away from Las Vegas, which could adversely affect our business and results of operations.

Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our Property and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Various states have introduced proposals to legalize internet gaming and there are also proposals that would specifically legalize internet gaming under federal law.

The Las Vegas hotel, resort and casino industry is capital intensive; financing construction and future capital improvements could reduce our cash flow and adversely affect our financial performance.

Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations such as a requirement to install additional surveillance or life safety equipment. Renovations and other capital improvements of hotel casinos require significant capital expenditures. In addition, renovations and capital improvements of hotel casinos sometimes generate little or no cash flow until the project’s completion. We may not be able to fund such projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

As a result, future capital improvement projects usually increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

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

In addition, the Property currently shares an easement for right-of-way access with an adjacent competitor’s gaming property. Under current contractual terms, the Company’s right-of-way access expires during 2019. In future discussions, we may not be successful in negotiating (i) an extension of these existing easement rights; and/or, (ii) future payments that would not significantly impact our business, financial condition and results of operations.

We operate in a highly taxed industry and it may be subject to higher taxes in the future. If the jurisdiction in which we operate increases gaming taxes and fees, our operating results could be adversely affected.

In the gaming jurisdiction in which we operate, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.

Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations.

Governments in the jurisdiction in which we operate, or the federal government, could enact legislation that increases gaming tax rates. The global economic recession has reduced the revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates.

Our success will depend on the value of our name, image and brand. If demand for, or the value of, our name, image or brand diminishes, our business and results of operations would be adversely affected.

Our success depends on our ability to shape and stimulate consumer demand by maintaining our name, image and brand. We may not be successful in this regard and we may not be able to anticipate and react to changing consumer tastes and demands in a timely manner.

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

We have substantial debt service obligations. As of December 31, 2012, our total debt was approximately $3.5 billion. Our substantial debt may negatively affect our business and operations in several ways, including:

•

requiring us to use a substantial portion of our funds from operations to make required payments on debt, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in the business and the industry in which the Company operates;

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt and/or greater access to capital;

•	limiting our ability to borrow more money for operations over and above the current committed credit facility;

•	limiting our ability to borrow more money for capital or to finance acquisitions in the future; and

•	requiring disposal of portions of the integrated resort in order to make required debt payments.

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

If we increase our leverage, the resulting increase in debt service could adversely affect our ability to make payments on our indebtedness and harm our business and results of operations. Our primary source of liquidity is a $3.9 billion credit facility (the “Credit Facility”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), $3.5 billion of which was outstanding as of December 31, 2012. The preferential loan interest rates we currently benefit from under the Credit Facility are because we are an indirect wholly-owned subsidiary of Deutsche Bank. However, upon a change of control through the sale or other transfer of the Property, we will have to pay interest at market rates, which could have a material adverse effect on our business, financial condition, results of operations and ability to make payments on our indebtedness. Deutsche Bank may or may not participate in the financing of the Company after a change of control.

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

Our ability to manage our business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of our key employees, including John Unwin, our Chief Executive Officer. It could be difficult for us to find replacements for Mr. Unwin or our other key employees, as competition for such personnel is intense. The departure of key employees could have an adverse effect on our ability to manage our business and operate successfully and competitively. Mr. Unwin’s employment agreement is scheduled to expire in October 2013.

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

We depend on various third-party operators to provide key amenities from our integrated resort, including many of our retail and restaurant offerings. If these operators fail to or inadequately perform, or if we were to become liable to third parties for the actions of these operators, our cash flows and operating results could be adversely impacted.

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

Our gaming activities are conducted on a cash and credit basis. In accordance with current industry practice, any such credit we extend is unsecured and typically table game players are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular reporting period.

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

Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.

We regard our trademarks as an important element of our success and overall business strategy. We routinely monitor and enforce our trademark rights, including pursuing litigation against infringers when appropriate. Litigation may be necessary to enforce our trademark rights and such litigation could result in substantial costs and diversion of resources. The steps we undertake to protect and enforce our trademarks in the United States may not be adequate to prevent infringement of our trademarks by others. The unauthorized use of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

We are or may become involved in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.

From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expense and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlement or damages that could significantly impact our business, financial condition and results of operations.

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

The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers, business partners, or employee information may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our customers’ information may be lost, disclosed, accessed or taken without their consent.

In addition, The Cosmopolitan, third-party service providers and other business partners process and maintain proprietary business information and data related to our business-to-business customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees or those of a third-party service provider or business partner. As a result, our business information, customer, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

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

We are responsible for insuring our integrated resort and for obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, and deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our assets at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our integrated resort or to persons at our integrated resort. Claims by third parties, whether or not they have merit could harm the reputation of our Property or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

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

We are heavily regulated and failure to comply with various extensive regulatory requirements may result in an adverse effect on our business.

Our gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities and we must maintain the licenses and pay gaming taxes to continue operations at The Cosmopolitan. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, members and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business and results of operations. (See detailed discussion in Part I - Business - Nevada Gaming Regulation and Licensing).

Our business is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add amenities to our Property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our Property. In addition, we are subject to the numerous rules and regulations relating to local, state and federal taxation. Compliance with these rules and regulations requires significant management attention. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

Environmental and other non-gaming governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations.

Our integrated resort is subject to various federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if the integrated resort was found to be located on contaminated property, to remediate the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

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

Our integrated resort is also subject to the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the United States government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our integrated resort, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition and results of operations could be harmed. In addition, we are required to operate our integrated resort facilities in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our Property.

Our integrated resort may be faced with labor disputes or strikes which would adversely affect our business and results of operations.

We rely heavily on our CoStars to provide high-quality personal service at our integrated resort. We may become the target of labor unionization campaigns, and in that event, every effort will be made to preserve positive labor relationships throughout any such campaigns. Any such campaign that results in labor unrest or work stoppage, could adversely affect our ability to provide such high-quality personal service, which in turn could tarnish our reputation, damage our relationship with our CoStars and harm our results of operations.

As a result of a neutrality agreement with Culinary Workers Union, Local No. 226 and Bartenders Union, Local, No. 165, a card check was conducted in April 2011 and the union was certified as the exclusive collective bargaining representative for CoStars traditionally covered by such agreements. Negotiations are ongoing regarding the terms and conditions of the collective bargaining agreement. Also, other unions have targeted competitors within our industry and while we believe that our employee relations are and will be satisfactory, we can expect some organizing efforts. Significant union representation would require us to negotiate with many of our CoStars collectively and could adversely affect our financial performance by restricting our ability to maximize the efficiency of our operations. The Company is in the process of negotiating union contracts with two separate unions. The outcome of these negotiations and the potential impact on our financial performance cannot be determined due to the preliminary nature of the negotiations, but will negatively impact our financial performance if they result in increases wages, increased benefits, or restrictive work rules.

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

On October 28 2010, the Company received an Order of Registration from the Gaming Commission formally approving the Company’s gaming license application. In connection with approval of such license from the Gaming Commission, 100% of the Class A Voting Membership Interests in the Company was transferred by Nevada Mezz to Nevada Voteco. Accordingly, Nevada Voteco now has voting control over the Company through its ownership of all of the Class A Membership Interests and Nevada Mezz continues to hold 100% of the Class B Membership Interests, which have all the economic interests in the Company and except as provided by law, do not have any right to vote. Furthermore, in connection with the approval of such license, the Voteco Members and Deutsche Bank entered into a letter agreement, which provides that Deutsche Bank will not take any action to influence the members of Nevada Voteco in the exercise of their management or voting rights in respect of the gaming-related activities at The Cosmopolitan, and authorizes them to exercise such rights independently of Deutsche Bank.

Deutsche Bank continues to hold all of the economic interests in the Company through its indirect ownership of our Class B Membership Interests and is also the Company’s principal creditor. Deutsche Bank and its other affiliates may from time to time acquire and hold economic interests in, or extend credit to, businesses that compete directly or indirectly with us. Furthermore, except as provided for in the letter agreement, Deutsche Bank can influence the actions of management of the Company. Certain of our officers and Members of the Board also serve as officers of Deutsche Bank and may have conflicts of interest because they may own equity interests in Deutsche Bank or they may receive cash or equity-based awards based on the performance of Deutsche Bank. Messrs. Baer, Clarke, Campelli and Sanna are Members of the Board and also serve as officers of Deutsche Bank or affiliates thereof. Messrs. Baer, Clarke, Campelli and Sanna are also members of Nevada Voteco.

Item 1B. Unresolved Staff Comments

The Company has no unresolved written comments from the Securities and Exchange Commission (“SEC”) staff regarding its periodic or current reports under the Exchange Act.

Item 2.	Properties

The Cosmopolitan is located on approximately 8.7 acres of land that we own directly on the Las Vegas Strip and is approximately four miles from the McCarran International Airport. The Cosmopolitan consists of an approximately 110,000 square-foot casino, 2,966 hotel rooms and condominiums, restaurants and bars, retail establishments, spa/salon/fitness centers, and an approximately 185,000 square-foot convention and banquet facility. We also lease other facilities in Las Vegas, which we use primarily for additional administrative office space, parking and warehousing purposes.

Item 3.	Legal Proceedings

Condominium Hotel Litigation

During the period from 2005 to 2007, the Previous Owner and CSB entered into binding purchase and sale contracts (the “Purchase Contracts”) for the purchase and sale of 1,821 condominium hotel units during the development and construction stage of the Property. These Purchase Contracts were acquired by the Company in connection with acquisition of the Property at the foreclosure sale on September 3, 2008. The total sales proceeds associated with the Purchase Contracts, if all of the Purchase Contracts would have closed pursuant to their terms, would have been approximately $1.4 billion. Upon or shortly after signing the Purchase Contracts, the purchasers deposited into escrow 20% of the applicable purchase price as a non-refundable earnest money deposit, which totaled approximately $307 million at December 31, 2008, including interest accrued thereon. Beginning in late 2008, certain purchasers, both individually and as part of several large-scale class actions, filed legal actions and arbitrations against the Company seeking to rescind the Purchase Contracts and receive a return of their earnest money deposits. The purchasers claimed, among other things, that the opening of The Cosmopolitan had been unreasonably delayed, which was alleged to be a breach by the Company of the Purchase Contracts.

Although the Company has and will continue to vigorously defend against these claims, and has litigated a number of these claims to completion, in an effort to avoid costly and time-consuming litigations, the Company entered into settlement discussions with class counsel and various purchasers and their respective counsel to gain a measure of certainty around completion and operation of The Cosmopolitan and address the stated desire of the majority of the purchasers to cancel their Purchase Contracts. On December 14, 2009, the District Court of Clark County, Nevada entered a final order approving a class settlement between the Company and a settlement class comprised of 1,050 purchasers in the West Tower of the Property, whereby such purchasers received a return of 74.4% of their earnest money deposit, less attorneys’ fees, with the Company retaining the remaining 25.6% of the earnest money deposits, plus 100% of the interest accrued thereon resulting in a net gain of approximately $34.5 million which the Company recognized as net settlement income within the 2009 consolidated statement of operations. In April 2010, the Company finalized a class action settlement with 427 condominium hotel purchasers in the East Tower of the Property, with said purchasers receiving 68.0% of their principal deposits, and the Company retaining 32.0% of same, plus all interest thereon resulting in a net gain of approximately $18.0 million which the Company recognized as net settlement income in the 2010 consolidated statement of operations.

Since the time of the class action settlements described above, some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, have settled their claims with us in individual transactions on terms identical to the applicable class action settlement resulting in an additional $4.3 million in net settlement income reported by the Company for the year ended December 31, 2010. As of December 31, 2010, the Company retained 214 condominium hotel units under the original purchase contracts.

Since December 2010, several condominium hotel unit purchasers also commenced confidential arbitrations alleging that the Company defaulted under the Purchase Contracts and are seeking a refund of their deposits. For each of these claims, the matters have either been settled or the Company believes that it has a strong legal defense, and intends to vigorously defend its position. In addition, one purchaser commenced a confidential arbitration proceeding seeking an order compelling the Company to complete a penthouse unit. That claim has subsequently been settled and dismissed. For each of these claims and those discussed above, the Company believes that it has a strong legal defense, and intends to vigorously defend its position. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

In 2011, purchasers of 17 condominium hotel units closed on their purchases at an aggregate sales price of $16.0 million, which generated a net gain of $8.2 million to the Company for the year ended December 31, 2011. Also during 2011, three condominium hotel units were settled through arbitration, resulting in the Company reporting an additional $0.1 million in settlement income.

During 2012, buyers representing 187 condominium hotel units in The Cosmopolitan agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units. Under the terms of the settlements, buyers of units in the West Tower received a refund of 50% of their principal earnest money deposits and buyers of units in the East Tower received a refund of 40% of their principal earnest money deposits. The Company retained 50% of the principal deposits, plus 100% of all interest, under the West Tower purchase contracts, and 60% of the principal deposits, plus 100% of all interest, under the East Tower purchase contracts, resulting in a net gain of $12.2 million which the Company recognized as net settlement income in the consolidated statement of operations for the year ended December 31, 2012. The Company also settled several other disputes with condominium hotel purchasers in 2012 resulting in an additional net gain of $1.8 million which the Company recognized as net settlement income in the year ended December 31, 2012.

In March 2012, the Company initiated arbitration actions against all remaining condominium hotel unit purchasers who had failed to close on their units and who had not previously settled or were not already parties to pending dispute resolution proceedings. As of March 29, 2013, there remain 13 condominium hotel units that are the subject of ongoing claims with the original contracted purchasers. The Company is actively engaged in various arbitration and other dispute resolution proceedings with respect to each of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings and is seeking to recover the deposits paid by such buyers due to their failure to close and perform under their respective Purchase Contracts. The Company has prevailed in many of the pending arbitrations and is in the process of confirming and enforcing the respective arbitration awards. The Company expects that some of the other units remaining under contract will be settled under similar terms as described above and intends to complete the arbitration proceedings against the buyers of any remaining units who do not agree to settle and release their claims as provided above.

Class Action Suits

Wage and Hour

The Company has been put on notice and or served with two separate class action lawsuits related to alleged unpaid compensation for time incurred by CoStars while on property for donning and doffing of the CoStars’ required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. The Company is in the process of evaluating the lawsuits and cannot at this time determine the potential impact of the lawsuits on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

These two separate purported wage and hour class action lawsuits were filed against the Company in late 2012. One is pending in state court, and one is pending in federal court. All of these matters are in the earliest stages of proceedings. With respect to the matters filed in late 2012, meaningful discovery has just commenced, no depositions have occurred, and no motions to certify a class or subclasses have been filed. Substantial questions of law and fact are unresolved including whether the matter pending in federal court may ultimately be dismissed. Specific additional factors applicable to each case that prevent the Company from providing an estimate of reasonably possible loss or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported classes and subclasses asserted in separate, but overlapping litigation are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims.

A third purported wage and hour class action was filed in state court in January 2013. This matter is in the earliest stages of proceedings with substantial unresolved questions of law and fact. Specific additional factors applicable to this case that prevent the Company from providing an estimate of reasonably possible loss or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported classes and subclasses asserted in separate, but overlapping litigation are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims.

The Company believes that it has meritorious defenses with respect to these matters and intends to defend its position vigorously.

Alleged Unlawful Taping/Recording

A class action lawsuit has been filed in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. This matter is in the earliest stages of proceedings. Meaningful discovery has not commenced, no depositions have occurred, and no motions to certify a class or subclasses have been filed. Substantial questions of law and fact are unresolved. Specific additional factors applicable to this case that prevent the Company from providing an estimate of reasonably possible loss or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported class are unspecified or indeterminate; and, (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company. The Company believes that it has meritorious defenses with respect to this matter and intends to defend its position vigorously. The Company filed a motion to dismiss in October 2012 and is awaiting a ruling from the Superior Court in the State of California.

Given the uncertainty of the procedural and substantive legal and factual matters set forth above, no estimate of the reasonably possible loss or range of loss in excess of amounts accrued, if any, can be made at this time with respect to the wage and hour and alleged unlawful taping/recording purported class action lawsuits, nor can the Company determine when it will be able to make such an estimate. Our assessment of these matters may change based on future unexpected events. An unexpected adverse judgment could cause a material impact on our business operations, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.

Other Matters

The Company is also subject to various other claims and litigation arising in the normal course of business. In the opinion of management, all pending other legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the consolidated financial position, cash flows, or the results of operations of the Company.

Item 4.	Mine Safety Disclosures

Not applicable

Disclosure Pursuant to Section 13(r) of the Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) added a new subsection (r) to Section 13 of the Exchange Act, requiring a public reporting issuer to disclose in its reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran and to other persons sanctioned by the U.S. under programs relating to terrorism and proliferation of weapons of mass destruction, including activities not prohibited by U.S. law and conducted outside the United States by non-U.S. affiliates in compliance with their local laws. The Company itself has nothing to report. However, Deutsche Bank AG may be viewed as our affiliate. We have been informed by Deutsche Bank AG that it intends to include the disclosure set forth below in its Annual Report on Form 20-F for the year ended December 31, 2012 to be filed with the U.S. Securities and Exchange Commission in April 2013. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its consolidated subsidiaries. None of the disclosed activities or transactions were conducted by the Company.

“Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended, we are required to disclose certain of our activities and those of our affiliates relating to Iran and to other persons sanctioned by the U.S. under programs relating to terrorism and proliferation of weapons of mass destruction that occurred during the twelve-month period covered by this report. We describe below a number of potentially disclosable activities. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of a number of banking consortia, we entered into a number of financing arrangements, ten of which remained outstanding early in 2012 (including two framework agreements that cover a total of 17 individual credit agreements), with the National Iranian Oil Company, the National Petrochemical Company, Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing various European and Asian national governments. The obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by the National Iranian Oil Company, the National Petrochemical Company and/or their trading subsidiaries to buyers, mostly in Asia. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are paid by the buyers of the oil and oil products. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to freeze the accounts in light of the overall sanction environment.

During 2012, € 266 million was paid into the escrow accounts, and we, in our role as escrow agent, distributed to the participants in the banking consortia € 696 million including portions attributable to us totalling € 29 million.

Without being either agent or arranger and in our role as mere lender participant we received approximately € 10.2 million of repayments in principal and interest in 2012 and passed on from this approximately € 5.1 million to other participants in such arrangements.

We generated revenues in 2012 of approximately € 3.6 million in respect of these financing arrangements, of which approximately € 3.3 million consisted of escrow account revenues, € 0.3 million consisted of loan interest revenues and € 20,000 consisted of fee revenues.

Pursuant to ongoing negotiations with the borrowers, the two above-mentioned framework agreements together with all the individual loan agreements concluded thereunder were prepaid in 2012. Such repayments consisted of National Iranian Oil Company’s overall obligation amounting to € 440 million, of which our portion was € 5 million, and

National Petrochemical Company’s overall obligation amounting to € 109 million, of which our portion was € 7 million. Neither prepayment generated revenues for us. Another two financing agreements amounting to € 4.43 million were repaid in accordance with their terms in 2012. Accordingly, only six outstanding financing arrangements remained as of December 31, 2012. Our portion of the remaining loan facilities amounted to € 35 million as of December 31, 2012. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Portions of the undrawn commitments under two of the financing agreements referred to above under which the National Petrochemical Company and its group entities are borrowers were cancelled during 2012. Under one of these, € 28 million of the total € 42 million undrawn commitment was terminated during 2012. Our portion of this cancelled commitment was € 3 million. Due to the export credit agency coverage, the remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. In addition, a total remaining undrawn commitment of € 766,000 (of which our portion was € 48,000) was cancelled during 2012. Our remaining undrawn commitment is € 1.3 million. We do not intend to make further disbursements upon this undrawn commitment.

A wholly-owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we have agreed to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Sepah, Bank Tejarat and National Petrochemical Company. In that capacity, it received approximately € 20 million in repayments of principal and interest in 2012, part of which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-BANK passed on approximately € 1.5 million to participants in such arrangements. In 2012, BHF-BANK’s gross revenues from this business were approximately € 272,000 and their net profits were less than this amount.

Money Transfers From Escrow Accounts. A single payment of € 6,500 was paid in early 2012 out of a balance in excess of the amount required to be maintained in escrow on one of the escrow accounts referred to above. This payment was made to a German exporter unrelated to the financing agreement to which the escrow account relates. In addition, a single payment of € 250,000 was made in 2012 from one of the escrow accounts described above to the account of the hospital of a state university in North Rhine-Westphalia in Aachen, Germany, as an advance payment on behalf of Iranian victims of a refinery explosion being transported to Germany for treatment.

Legacy Contractual Obligations Related to Guarantees. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to refrain from issuing new guarantees to Iranian or Iran-related beneficiaries. Although these pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. In 2012, we exited many of these guarantees, but a number are still outstanding, having an aggregate face amount of approximately € 8.7 million as of year-end 2012. We paid approximately € 1,100 in cancellation fees in 2012 in respect of these guarantees into frozen accounts of the relevant Iranian banks at European financial institutions. Additionally, we paid approximately € 35,000 from the accounts of the instructing parties to the Iranian banks that issued guarantees. The gross revenues from this business were approximately € 60,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to relevant Syrian banks. The aggregate face amount of these legacy guarantees was approximately € 9.0 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 80,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of € 320 to the frozen account of a Syrian bank.

BHF-BANK, based on similar legacy guarantees issued before 2012, paid commissions and charges of € 60,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received approximately € 140,000 in fees from the non-Iranian parties for which the guarantees were issued. No new guarantees were issued relating to such business in 2012. The aggregate face amount of these legacy guarantees was approximately € 23.5 million as of December 31, 2012.

BHF-BANK also has outstanding legacy guarantees in relation to relevant Syrian banks. The aggregate face amount of these legacy guarantees was below € 0.5 million, no payments to relevant Syrian banks were made, the gross revenues received from non-Syrian parties for these guarantees were less than € 5,000 and the net profit derived from theses activities was less than this amount.

We intend to exit these agreements in the coming years as soon as possible.

Payments. We received less than 30 payments adding up to approximately € 5.2 million in favor of non-Iranian clients in Germany, the Netherlands and Abu Dhabi, which payments stemmed ultimately from relevant Iranian entities. These figures include relevant payments in favor of clients of our subsidiary Postbank. Revenues for these incoming payments were less than € 10,000.

We received from a relevant Syrian bank a payment of approximately € 2.2 million on behalf of a European public institution.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French Central Bank accept fund transfers from these Iranian banks and disburse them to the applicable mainly German payees, some of whom hold accounts with us. In 2012, we received approximately € 80 million in such disbursements in less than 1,500 transactions via the German and French Central Banks in respect of payments from the above-mentioned Iranian banks, and the net profits derived from these payments were negligible (less than one euro per transaction). Relevant transactions of our subsidiary Postbank are included in these figures. In general we intend to continue this business.

Out of these transactions we passed on three payments totalling € 1 million to another European bank in favor of one of their clients, a relevant Iranian entity (revenues were less than one euro per transaction). We do not intend to execute payments like this in future.

The German Bundesbank also accepts fund transfers in favor of the mentioned Iranian bank branches and freezes the relevant amounts under applicable law. By using this avenue, our subsidiary Postbank on behalf of its clients transferred to two of the Iranian banks mentioned above one payment each, totalling € 65,608 (revenues were less than one euro per transaction). We do not intend to execute payments like this in future.

BHF-BANK is, by request of the German Bundesbank, maintaining accounts for Bank Sepah in Frankfurt, Germany, which is frozen under European sanctions law. In 2012, the total volume of outgoing payments from these accounts was approximately € 4.5 million, which payments were made with the consent of the competent authorities in Germany under applicable law. In 2012, the gross revenues from this activity were approximately € 37,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. Iranian embassies and consulates in Germany and the Netherlands also hold accounts with us. These accounts exist to fund the day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. Additionally, Deutsche Bank Netherlands N.V. has a relationship with the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 15 million in 2012, which payments were made with the consent of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 50,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations with various European countries and the United Nations. We intend to continue these activities.

Activities of Entities in Which We Have Interests. Section 13(r) requires us to provide the specified disclosure with respect to ourselves and our “affiliates,” as defined in Exchange Act Rule 12b-2. Although we have minority equity interests in certain entities that could arguably result in these entities being deemed “affiliates,” we do not have the authority or the legal ability to acquire in every instance the information from these entities that would be necessary to determine whether they are engaged in any disclosable activities under Section 13(r). In some cases, legally independent entities are not permitted to disclose the details of their activities to us because of German privacy and data protection laws or the applicable banking laws and regulations. In such cases, voluntary disclosure of such details could violate such legal and/or regulatory requirements and subject the relevant entities to criminal prosecution or regulatory investigations.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There currently is no established public trading market for our membership interests. As of December 31, 2012, none of our membership interests were subject to any outstanding options or warrants, and we had not issued any securities convertible into our membership interests. The agreements governing the Company’s operations also place significant limitations on the transfer of our membership interests. See “Item 1. Business - Agreements governing the operation of The Cosmopolitan.”

Holders

As of December 31, 2012, there was one holder of record of our Class A Membership Interests and one holder of record of our Class B Membership Interests.

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

Item 6. Selected Financial Data

The following reflects selected historical financial data (amounts in thousands) that should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

Prior to December 15, 2010, the Property was in its construction and pre-opening stage. Therefore, we did not operate for a full year in 2010 and had no operations in 2008 and 2009, and as a result, period-over-period comparisons of the Company’s operating results may not be meaningful. The Company reported its first two full years of operation during the years ending December 31, 2012 and 2011.

					Period from July 30, 2008 (inception) to
	Year Ended December 31,				December 31,
(In thousands)	2012	2011	2010	2009	2008
Net revenues	$595,171	$478,642	$10,613	$—	$—
Operating expenses	727,168	678,299	161,568	6,159	5,037
Operating loss	(131,997)	(199,657)	(150,955)	(6,159)	(5,037)
Other income (expense)	(32,942)	(35,783)	11,478	34,784	1,932
(Loss) income before income taxes	(164,939)	(235,440)	(139,477)	28,625	(3,105)
Income tax benefit	(58,368)	(138,449)	—	—	—
Net (loss) income	(106,571)	(96,991)	(139,477)	28,625	(3,105)

(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Total cash and cash equivalents	$48,811	$77,293	$86,108	$5,118	$1,987
Due from affiliate	83,105	—	—	—	—
Total current assets	242,433	321,955	116,485	7,455	3,394
Property and equipment, net	2,937,062	3,111,248	3,111,688	2,093,970	1,496,872
Total assets	3,320,932	3,496,765	3,336,721	2,294,088	1,887,871
Total current liabilities	101,112	118,398	77,382	111,046	146,905
Loan payable to affiliate	3,539,951	3,530,857	3,062,496	2,017,057	1,435,868
Total liabilities	3,651,273	3,720,535	3,450,178	2,268,568	1,890,976
Members’ (deficit) equity	(330,341)	(223,770)	(113,457)	25,520	(3,105)

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

Operating Measures

Certain gaming and hospitality industry specific statistics are included in the discussion of our operating performance. These statistics are defined below:

•

The table games hold percentage is the percentage of drop (amount of cash and markers issued; net markers paid at the gaming table with cash or chips) that is won by the Property and recorded as revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total hotel revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total hotel revenue by total rooms available.

Our financial results are dependent upon the number of patrons that we attract to our Property and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions impacting the disposable income of our guests, weather conditions affecting our Property, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing, construction at our existing facility and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or fiscal year are not necessarily comparable and may not be indicative of future periods’ results.

Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Revenues

As compared to 2011, our 2012 gross and net revenues increased by 23.6% and 24.3%, respectively, representing incremental gross and net revenue dollar increases of $134.5 million and $116.5 million.

Our revenues for the years ended December 31, 2012 and 2011 were as follows (in thousands):

			Increase / (Decrease)	Increase / (Decrease)
	Year Ended December 31,
(In thousands)	2012	2011	$	%
Revenues:
Casino	$124,188	$107,389	$16,799	15.6%
Hotel	240,067	178,405	61,662	34.6%
Food and beverage	306,225	258,494	47,731	18.5%
Entertainment, retail and other	33,042	24,690	8,352	33.8%

Gross revenues	703,522	568,978	134,544	23.6%
Less - promotional allowances	(108,351)	(90,336)	(18,015)	19.9%

Net revenues	$595,171	$478,642	$116,529	24.3%

For the years ended December 31, 2012 and 2011, the Company’s gross gaming revenues consist of table games and slots. For the year ended December 31, 2012 our hold percentage was 9.0% which is below our expected range of 10% to 14% (10.1% for the year ended December 31, 2011). Our focus continues to be on supplementing the level of table games play at the Property. In November 2011, we completed construction and opened an additional high limit gaming area (The Talon Club), approximating 9,600 square feet with 15 table games. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity program, building our database of slot customers and expanding our alliance program.

For hotel revenues, the Company’s ADR and occupancy for the year ended December 31, 2012 was $259 and 85.6%, respectively, generating REVPAR of $222 as compared to ADR and occupancy for year ended December 31, 2011 of $237 and 84.3%, respectively, which generated REVPAR of $199. Increasing 2012 hotel revenues continue to reflect strong demand in both the free independent traveler and group sales categories which was principally driven by an increase in the number of available rooms over the prior period. A total of 968 rooms constructed as part of Phase II were added to room inventory during 2011, bringing the total room inventory to 2,963 rooms as of December 31, 2011.

Food and beverage revenues from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, our third-party operated restaurant collection as well as the Marquee. Third-party operated restaurants and the Marquee are 100% owned by the Company, but managed and operated by third-parties. Revenue performance for the year ended December 31, 2012 is attributable to the strong group and convention business, continuing strong demand for the Marquee, high volume of customers visiting our restaurants, as well as the increased number of customers staying at our Property.

Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. The increase in 2012 entertainment and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees.

Revenues for the years ended December 31, 2012 and 2011 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances are deducted from revenues. We believe the level of promotional allowances incurred for the years ended December 31, 2012 and 2011 were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms over the long-term.

Operating Expenses

Our operating expenses increased for the year ended December 31, 2012 as compared to the prior year. The 7.2% increase in overall operating expenses was notably lower than the growth in gross revenues, up 23.6% for the 2012 fiscal year. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing department operating expenses, resulting in higher operating margins.

Our operating expenses for the years ended December 31, 2012 and 2011 were as follows (in thousands):

			Increase / (Decrease)	Increase / (Decrease)
	Year Ended December 31,
(In thousands)	2012	2011	$	%
Operating expenses:
Casino	$104,697	$95,301	$9,396	9.9%
Hotel	56,747	47,836	8,911	18.6%
Food and beverage	208,672	193,902	14,770	7.6%
Entertainment, retail and other	29,086	30,143	(1,057)	(3.5%)
General and administrative	144,618	142,278	2,340	1.6%
Corporate expenses	12,385	14,552	(2,167)	(14.9%)
Pre-opening expenses	—	1,636	(1,636)	(100.0%)
Loss (gain) on disposal of assets	652	(5,875)	6,527	(111.1%)
Depreciation and amortization	170,311	158,526	11,785	7.4%

Total operating expenses	$727,168	$678,299	$48,869	7.2%

Departmental Expenses

The 9.9% increase in casino expenses for the year ended December 31, 2012 reflects the increase in additional gaming space associated with the opening of the Talon Club as an additional high limit gaming area in November 2011, an expanded host program resulting in higher commissions for independent representatives and incremental expenses due to revenue growth.

Hotel expenses increased from 2011 to 2012 as a result of the costs associated with servicing the additional 968 rooms placed in service throughout 2011.

The 2012 increase in food and beverage expenses was the result of increased volume in our managed restaurants and bars and in our partner restaurants. We also incurred higher management and incentive fees owed to partner restaurants and Marquee for performing at higher profitability levels per their respective agreements.

Entertainment, retail and other expenses decreased from 2011 to 2012 primarily as a result of less contract entertainment expense associated with lower production costs for entertainment shows during 2012 as opposed to 2011. Operating expenses within “entertainment, retail and other” include entertainment activities on the casino floor that are offered free of charge to the public. We believe entertainment is a key component of the overall marketing and positioning strategy of the Property, and is an important driver of visitation to the Property.

General and Administrative and Corporate Expenses

General and administrative expenses increased slightly for the year ended December 31, 2012 as compared to the same period for 2011. This increase in general and administrative expenses is primarily a result of the Company’s increased marketing efforts related to our 2012 television advertising campaign. We believe such spending enhances our strong brand identity, helping to drive traffic to our Property. General and Administrative expenses include salaries, advertising and marketing, property taxes and insurance. Corporate expenses, which include corporate salaries and legal expenses, decreased during 2012 due to a reduction in fees associated with certain litigations that originated in 2011, as well as lower salaries expense.

Pre-opening Expenses

Pre-opening expenses for the years ended December 31, 2012 and 2011 of $0.0 million and $1.6 million, respectively, are primarily comprised of direct salaries and wages, legal and consulting fees, insurance and utilities relating to Phases I and II of the Property.

Depreciation and Amortization

Depreciation and amortization charges were $170.3 million for the year ended December 31, 2012 and $158.5 million for the year ended December 31, 2011. The primary reason for the increase was that additional assets were placed into service upon the completion of Phase I and certain components of Phase II of the Property. In addition, the Company completed a cost segregation study that resulted in a reduction to the estimated useful lives of certain assets.

Other Income (Expense)

Our other income and expenses for the year years ended December 31, 2012 and 2011 were as follows (in thousands):

			Increase / (Decrease)	Increase / (Decrease)
	Year Ended December 31,
(In thousands)	2012	2011	$	%
Other income (expense):
Net settlement and default income	$14,044	$83	$13,961	N/A
Interest income	6	304	(298)	(98.0%)
Interest expense, net of amounts capitalized	(46,992)	(36,170)	(10,822)	29.9%

Total other income (expense)	$(32,942)	$(35,783)	$2,841	(7.9%)

Net Settlement and Default Income

Net settlement income represents income from some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, setting their claims with us in individual transactions.

Interest Expense, Net of Amounts Capitalized

The significant increase in interest expense is primarily due to higher outstanding debt balances associated with construction draws and working capital requirements, as well as increases in certain interest rates. The Company had weighted-average borrowings of $3.5 billion and $3.3 billion at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011 the interest rate was 1.16% and 1.43%, respectively.

Income Tax Benefit

The income tax benefit was $58.4 million for the year ended December 31, 2012 compared to $138.4 for 2011. Effective January 1, 2012, pursuant to a broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (“U.S. Consolidated Group”) owned by Deutsche Bank. The U.S. Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s net operating losses and realize the Company’s deferred tax assets. Due to this tax reorganization, management determined that it would be able to receive a future benefit for the deferred tax assets which had been generated in 2011 and prior periods. Accordingly, the effective income tax rate for the year ended December 31, 2011 of (59.1%) included the benefit for the reversal of a $56.5 million valuation allowance on the net deferred tax assets of the Company’s operations from prior periods. The effective tax rate of (35.3%) for 2012 represents the expected benefit for losses incurred at our statutory tax rate.

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

The full year of operations for the Property for 2011 has no reasonable comparison to 2010, which had only 17 days of operations, from the Property’s opening on December 15, 2010 to December 31, 2010. Due to the lack of comparative reportable days of operations for 2010 as compared to 2011, the below tables include component dollar increases or decreases, but exclude related percentage increases or decreases as such percentages are not deemed useful.

Revenues

Our revenues for the years ended December 31, 2011 and 2010 were as follows (in thousands):

			Increase / (Decrease)
	Year Ended December 31,
(In thousands)	2011	2010	$
Revenues:
Casino	$107,389	$4,250	$103,139
Hotel	178,405	4,214	174,191
Food and beverage	258,494	9,264	249,230
Entertainment, retail and other	24,690	526	24,164

Gross revenues	568,978	18,254	550,724
Less - promotional allowances	(90,336)	(7,641)	(82,695)

Net revenues	$478,642	$10,613	$468,029

The Company’s gross gaming revenues consisting of table games and slots were $107.4 million for the year ended December 31, 2011 and $4.3 million for the 17 days of operations during the 2010 fiscal year. The table games win percentage for the year ended December 31, 2011 was 14.4% which is within our expected range of 12% to 15%. The volume of table games play remained fairly consistent over the year. The Company completed construction and opened an additional high limit gaming area of 9,600 square feet with 15 table games in November 2011.

The Company’s gross hotel revenues for the year ended December 31, 2011, were $178.4 million and $4.2 million for the partial 2010 year. ADR and occupancy for year ended December 31, 2011 were $237 and 84.3%, respectively, generating REVPAR of $199. Hotel results for the year ended December 31, 2011 reflect strong demand in both the free independent traveler and group sales categories. A total of 968 rooms constructed as part of Phase II were added to room inventory during 2011, bringing the total room inventory to 2,963 rooms as of December 31, 2011. These additional rooms had a modest dilutive effect on ADR and occupancy rates. For the partial 2010 year, ADR and occupancy for that period were $319 and 97.8%, respectively, generating REVPAR of $312. We believe the hotel results for 17 days of operation in 2010 reflect the initial excitement of an opening of a premier hotel on Las Vegas Boulevard.

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

In accordance with industry practice, retail value of accommodations, food and beverage, and other services furnished to our guests without charge are included in revenues for the year ended December 31, 2011 and the partial 2010 year and then deducted from revenues as promotional allowances. These amounts totaled $90.3 million for the year ended December 31, 2011 and $7.6 million for the partial 2010 year and, in accordance with industry practice, have been deducted from revenues as promotional allowances. We believe the level of promotional allowances incurred for the year ended December 31, 2011 was necessary to continue to drive customer awareness, build our customer database and create customer loyalty, particularly in this early stage of the Property’s development. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms.

Operating Expenses

Our operating expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands):

			Increase / (Decrease)
	Year Ended December 31,
(In thousands)	2011	2010	$
Operating expenses:
Casino	$95,301	$22,216	$73,085
Hotel	47,836	429	47,407
Food and beverage	193,902	5,431	188,471
Entertainment, retail and other	30,143	405	29,738
General and administrative	142,278	7,516	134,762
Corporate expenses	14,552	643	13,909
Pre-opening expenses	1,636	116,522	(114,886)
Loss (gain) on disposal of assets	(5,875)	—	(5,875)
Depreciation and amortization	158,526	8,406	150,120

Total operating expenses	$678,299	$161,568	$516,731

Departmental Expenses

Casino expenses were $95.3 million for the year ended December 31, 2011 and $22.2 million for the partial 2010 year. Casino expenses include the estimated departmental cost of providing promotional allowances. Hotel expenses were $47.8 million for the year ended December 31, 2011 and $0.4 million for the partial 2010 year. Food and beverage expenses were $193.9 million for the year ended December 31, 2011 and $5.4 million for the partial 2010 year. Entertainment, retail and other expenses were $30.1 million for the year ended December 31, 2011 and $0.4 million for the partial 2010 year. Operating expenses within “entertainment, retail and other” include entertainment activities on the casino floor that are offered free of charge to the public. Entertainment in particular is a key component of the overall marketing and positioning strategy of the Property, and is an important driver of visitation to the Property.

General and Administrative and Corporate Expenses

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

Other Income (Expense)

Our other income and expense for the years ended December 31, 2011 and 2010 were as follows (in thousands):

			Increase / (Decrease)
	Year Ended December 31,
(In thousands)	2011	2010	$
Other income (expense):
Net settlement and default income	$83	$22,300	$(22,217)
Abandoned assets	—	(10,068)	10,068
Interest income	304	368	(64)
Interest expense, net of amounts capitalized	(36,170)	(1,122)	(35,048)

Total other income (expense)	$(35,783)	$11,478	$(47,261)

Net Settlement and Default Income

Net settlement and default income for the year ended December 31, 2011 was $0.1 million related to the settlement of three condominium hotel units through arbitration. Included in the total net settlement and default income of $22.3 million recorded for the year ended December 31, 2010 is $18.0 million resulting from the settlement of a class action lawsuit with 427 condominium hotel purchasers in the East Tower of the Property. Under the terms of that settlement, the purchasers received 68.0% of their principal deposits, and the Company retained 32.0% of the deposits plus all interest thereon. If all purchase contracts associated with these settlements had closed pursuant to their terms, total net sales proceeds would have been approximately $345.2 million. The remaining $4.3 million of the total net settlement and default income of $22.3 million resulted from subsequent settlements with individual condominium hotel purchasers in the East and the West Towers of the Property on terms identical to the respective class action settlement

Abandoned Assets

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

Income Tax Benefit

The income tax benefit was $138.4 million for the year ended December 31, 2011 compared to $0.0 for 2010. For 2011 and 2010, our effective income tax rates were (59.1%) and 0.0%, respectively. The effective income tax rate for the year ended December 31, 2011, includes the benefit for the reversal of a $56.5 million of the valuation allowance on the net deferred tax assets of the Company’s operations. Effective January 1, 2012, the Company became part of a U.S. Consolidated Group. The U.S. Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s net operating losses and realize the Company’s deferred tax assets. As such, management has determined that it would be able to receive a future benefit for their deferred tax assets and accordingly, reversed the valuation allowance taken against the Company’s cumulative deferred tax assets during 2011.

Non-US GAAP Measure - EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are used by management as the primary measure of the operating performance of The Cosmopolitan. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, rent expenses and corporate expenses.

Management has presented adjusted EBITDA information as a supplemental disclosure to the reported U.S. generally accepted accounting principles (“US GAAP”) measures because it believes that this measure is widely used to assess the operating performance in the gaming and hospitality industry. Certain items excluded from adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that are not comparable between the periods being presented.

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

The following table presents a reconciliation of adjusted EBITDA to net loss for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net loss	$(106,571)	$(96,991)	$(139,477)
Interest, net	46,986	35,866	754
Income tax benefit	(58,368)	(138,449)	—
Depreciation and amortization	170,311	158,526	8,406

EBITDA	52,358	(41,048)	(130,317)
Pre-opening expenses	—	1,636	116,522
Corporate expenses	12,385	14,552	643
Rent expenses	1,578	2,779	—

Adjusted EBITDA	$66,321	$(22,081)	$(13,152)

See detailed discussion of changes in revenues and operating expense account balances in Item 7-year ended December 31, 2012 as compared to the year ended December 31, 2011.

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our expansion projects and our compliance with covenants contained in the Credit Facility.

(In thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net cash provided by (used in) operating activities	$9,159	$(118,660)	$(75,752)
Net cash used in investing activities	(46,735)	(358,516)	(889,197)
Net cash provided by financing activities	9,094	468,361	1,045,939

As of December 31, 2012, we had $48.8 million in available cash and cash equivalents.

Cash Flows – Operating Activities

The increase in net cash provided by operating activities for the year ended December 31, 2012 as compared to December 31, 2011 and 2010 is primarily attributable to our improved operating results, the increase in working capital from operations and the income generated by the condominium settlement and default income discussed above under Net Settlement and Default Income.

Cash Flows – Investing Activities

The decrease in net cash used in investing activities for the year ended December 31, 2012, as compared to December 31, 2011 and 2010, relates to the original completion of the fully-integrated resort construction during 2010 and 2011; and, the reduced requirements for major capital expenditures in 2012. For the years ended December 31, 2012, 2011 and 2010 ordinary capital expenditures totaled $7.9 million, $0.0 and $0.0, respectively, and capital expenditures from major developments for construction projects totaled $38.9 million, $375.1 million and $889.2 million, respectively. The 2012 capital expenditures were primarily incurred for further construction of our integrated resort. In addition to direct costs of construction included in construction in progress are soft or indirect costs. These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized related soft costs in the amount of $5.8 million, $55.1 million and $36.5 million, respectively. As previously discussed, prior to December 15, 2010, the Property was in its construction and pre-opening stage. The decrease from 2011 to 2012 for capitalized soft costs primarily reflects the 2011 completion of Phase I and also significant completion of Phase II during 2011.

Cash Flows – Financing Activities

The decrease in net cash provided by financing activities for the year ended December 31, 2012, as compared to December 31, 2011 and 2010, reflects improved levels of cash flow from operations and reduced major capital expenditures in 2012. The 2012 net cash provided by financing activities balance of $9.1 million represents amounts drawn against our credit facility with DBCI totaling $34.1 million which were used to pay construction expenses relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property. These draws were offset by repayments during 2012 of principal of $25.0 million. For the years ended December 31, 2011 and 2010, we borrowed $475.5 million and $1,077 million, respectively, under our credit facility with DBCI which was used to pay for construction relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property.

Liquidity

Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations. We estimate capital expenditures will total $70.0 million to $80.0 million during the year ending December 31, 2013.

We intend to finance the costs to complete Phase II of the Property, including our event center with borrowings from DBCI through the Credit Facility. We may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

The Company maintains a $3.9 billion Credit Facility with DBCI, $3.5 billion of which was outstanding as of December 31, 2012. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion Credit Facility. Amounts under the total Credit Facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. The Credit Facility does not include any financial covenants. The current expiration of the Credit Facility is December 2015.

Subsequent to the opening of the Property, borrowings under the Credit Facility carry an interest rate of London Interbank Offering Rate (“LIBOR”) plus a margin of 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360-day year.

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance. At the opening of the Property, the outstanding balance of the credit facility from DBCI, including all unpaid interest, was converted into a five-year term loan. Any undrawn amounts under the Credit Facility remain available to the Company and are added to the principal balance as and when drawn. Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan.

Under the terms of our credit agreements, proceeds from the Credit Facility may be used to pay for (i) the costs of constructing and completing the Property, (ii) Property operating deficits and, (iii) payment of interest on the loan to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt becomes due and payable upon a change of control of the Company.

The Company classifies construction-related accounts payable, retention and accrued and other liabilities as long-term liabilities as they are financed by the Credit Facility, and therefore, will not require the use of working capital.

The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention from Phase II, build-out of the event center, normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that our sources of capital, described below, will be sufficient to meet our short-term liquidity requirements. 2013 short-term liquidity requirements are estimated to be approximately $110.0 million to $130.0 million.

We expect to meet our short-term liquidity needs in 2013 through borrowings from DBCI under the existing credit facility, from operating cash flows generated by the Property and from collections of the amount due from affiliate, representing our current net operating loss that will be utilized by the consolidated tax group. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements.

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

The debt structure described above will require the Company to generate sufficient cash flow to pay the current interest due on the outstanding borrowings on a quarterly basis. Since interest rates will reset quarterly based on the value of LIBOR at the reset date, the Company will have a variable interest obligation that may cause volatility in our cash flows. The interest rate structure described above does not include a credit risk premium in the spread over the base rate. The lack of a risk premium in the interest rate reflects the fact that the Company is a wholly-owned subsidiary of Deutsche Bank. This interest rate is not representative of third-party interest rates that the Property would have to ordinarily bear if funding were obtained from an unrelated party. Upon a change of control event, we expect that the Company will be subject to pay a credit risk premium to any lender that provides financing. In addition, base interest rates are at historic low levels and interest rates will likely increase over time.

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit for $20 million reserved for purposes of issuing standby letters of credit. The Company currently maintains three standby letters of credit totaling $3.2 million pursuant to agreements related to insurance, administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of December 31, 2012.

Contractual Obligations and Commitments

We have loan obligations that we record as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following tables summarize our contractual obligations and other commitments as of December 31, 2012 (in thousands):

	Total	Within 1 year	1 to 3 years	3 to 5 years	More than 5 years
Loan payable to affiliate (1)	$3,539,951	$—	$3,539,951	—	$—
Estimated interest payments on loan payable to affiliate (2)	163,688	40,922	122,766	—	—
Operating lease obligations	10,318	2,396	3,867	1,361	2,694
Purchase obligations (3)	59,614	45,752	13,862	—	—
Construction commitments (4)	1,715	1,715	—	—	—

Total	$3,775,286	$90,785	$3,680,446	$1,361	$2,694

(1)	The construction commitments and purchase obligations noted in the table above will be funded by the Credit Facility and from operating cash flows generated by the Property.
(2)	Interest payments on loan payable to affiliate are estimated using three month LIBOR as of December 31, 2012 plus 85 basis points, as stipulated by the Credit Facility.
(3)	Various non-cancellable purchase orders and contracts entered into by the Property for goods and services.
(4)	Amounts due to various vendors related to the completion of Phase II of the Property.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data. Of these accounting policies, we believe the following may involve a higher degree of judgments and estimates and complexity.

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

Our considerations in evaluating the Property for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends and, overall economic conditions and indicators. Since The Cosmopolitan has only operated for two full calendar years during 2012 and 2011, cash flow estimates for the Property have continued to be based on market average data for the Las Vegas market. Based on these projections, management believes the cash flows from the Property are sufficient for the Company to recover their investment in The Cosmopolitan and no impairment was indicated.

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results which would be indicative of a possible impairment of the property in future periods. From the period beginning July 30, 2008 (inception) through December 31, 2012, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under US GAAP.

Identity

The Company has established a guest reward program called Identity to reward members for the total amount they spend across all the venues and amenities offered at The Cosmopolitan. Members can redeem these points for free play and other free goods and services. In accordance with industry practice, the retail value of redeemed accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The Company accrues for points expected to be earned for free goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other free goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available.

Income Taxes

The Company is subject to income taxes only in the U.S. (federal). The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to net operating losses and tax credit carryforwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence; it is more likely than not that the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives.

The Company’s operations are in a cumulative loss position for the three-year period ended December 31, 2012. For purposes of assessing the realization of the deferred tax assets, we considered the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. Effective January 1, 2012, and pursuant to a broader tax reorganization, the Company is part of a U.S. Consolidated Group owned by Deutsche Bank. As a result, the Company joined the U.S. Consolidated Group after having been a separate taxpayer in 2011. In addition, effective January 1, 2012 the Company is party to a tax sharing agreement with the U.S. Consolidated Group. The U.S. Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets. As such, management has determined that it would be able to receive a future benefit of their deferred tax assets.

The Company utilizes an accounting method sometimes referred to in practice as the “Benefits for Loss” approach. Under this approach net operating losses and other deferred tax attributes are characterized as realized (or realizable) by the entity when those tax attributes are realized (or realizable) by the U.S. Consolidated Group even if the subsidiary would not otherwise have been able to demonstrate realizability of the attributes on a stand-alone basis.

Accounting standards require that the consolidated amount of current and deferred tax expense for a group that files a consolidated tax return be allocated among the group members when those members issue separate financial statements. As of December 31, 2011, $122.9 million of the Company’s $125.1 million net deferred tax asset balance relates to its net operating loss incurred during 2011, which is subject to special tax rules which may limit their usage under the Separate Return Limitation Year (“SRLY”) rules. As of December 31, 2012, the Company had a current tax-effected net operating loss of $83.1 million that will be utilized by the U.S. Consolidated Group. The Company expects to be reimbursed for the utilization of its net operating losses in 2012 by the U.S. Consolidated Group during 2013.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”). We assess potentially unfavorable outcomes of such examinations based on accounting standards criteria, which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The accounting standards criteria utilize a two-step approach for evaluating tax positions. Recognition occurs when we conclude that a tax position, based on its technical merits, is more likely than not (i.e., the likelihood of occurrence is greater than 50%) to be sustained upon examination. Measurement is only addressed if the position is deemed to be more likely than not to be sustained. The tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

Recently Issued Accounting Standards

See the related disclosure in Note 2 to our consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data in this Annual Report on Form 10-K for further details.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our credit facility with DBCI has a variable interest rate. As of December 31, 2012, an increase in market rates of interest by 1.0% would have increased our annual interest cost by approximately $35.0 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Members of

Nevada Property 1 LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in members’ deficit and cash flows present fairly, in all material respects, the financial position of Nevada Property 1 LLC and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 29, 2013

Report of Independent Registered Public Accounting Firm

The Members

Nevada Property 1 LLC:

We have audited the accompanying consolidated statements of operations, members’ deficit, and cash flows of Nevada Property 1 LLC and subsidiaries (the Company) for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Nevada Property 1 LLC and subsidiaries for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California

March 30, 2011

NEVADA PROPERTY 1 LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash held with Deutsche Bank	$20,388	$19,578
Cash held with third parties and on hand	28,423	57,715

Total cash and cash equivalents	48,811	77,293
Accounts receivable, net	68,179	46,240
Due from affiliate (Note 16)	83,105	—
Inventories	10,749	10,059
Deferred income taxes	11,620	128,819
Restricted cash	1,551	31,118
Prepaid commissions	88	4,983
Other assets	18,330	23,443

Total current assets	242,433	321,955
Property and equipment, net	2,937,062	3,111,248
Intangible asset, net	11,627	13,298
Deferred income taxes	88,772	—
Restricted cash	—	3,415
Prepaid commissions	—	372
Other assets	41,038	46,477

Total assets	$3,320,932	$3,496,765

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$9,136	$12,232
Interest payable to affiliate	10,867	11,122
Accrued and other liabilities	80,456	63,926
Advance condominium deposits	653	31,118

Total current liabilities	101,112	118,398
Accounts payable - construction	163	4,479
Accounts payable - retention	154	15,583
Accrued and other liabilities - construction	3,957	34,388
Advance condominium deposits	—	3,413
Loan payable to affiliate	3,539,951	3,530,857
Deferred income taxes	—	3,691
Other liabilities	5,936	9,726

Total liabilities	3,651,273	3,720,535
Commitments and contingencies (note 14)
Members’ deficit	(330,341)	(223,770)

Total liabilities and members’ deficit	$3,320,932	$3,496,765

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Casino	$124,188	$107,389	$4,250
Hotel	240,067	178,405	4,214
Food and beverage	306,225	258,494	9,264
Entertainment, retail and other	33,042	24,690	526

Gross revenues	703,522	568,978	18,254
Less - promotional allowances	(108,351)	(90,336)	(7,641)

Net revenues	595,171	478,642	10,613

Operating expenses:
Casino	104,697	95,301	22,216
Hotel	56,747	47,836	429
Food and beverage	208,672	193,902	5,431
Entertainment, retail and other	29,086	30,143	405
General and administrative	144,618	142,278	7,516
Corporate expense	12,385	14,552	643
Pre-opening expenses	—	1,636	116,522
Loss (gain) on disposal of assets	652	(5,875)	—
Depreciation and amortization	170,311	158,526	8,406

Total operating expenses	727,168	678,299	161,568

Operating loss	(131,997)	(199,657)	(150,955)

Other income (expense):
Net settlement and default income	14,044	83	22,300
Abandoned assets	—	—	(10,068)
Interest income	6	304	368
Interest expense, net of amounts capitalized	(46,992)	(36,170)	(1,122)

Loss before income taxes	(164,939)	(235,440)	(139,477)

Income tax benefit	(58,368)	(138,449)	—

Net loss	$(106,571)	$(96,991)	$(139,477)

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Members’ deficit at beginning of period	$(223,770)	$(113,457)	$25,520
Capital contributed by Member	—	—	500
Non-cash distribution to Member (Note 3)	—	(13,323)	—
Net loss	(106,571)	(96,991)	(139,477)

Members’ deficit at end of period	$(330,341)	$(223,770)	$(113,457)

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(106,571)	$(96,991)	$(139,477)
Deferred income taxes	(58,368)	(125,128)	—
Depreciation and amortization	170,311	158,526	8,406
Non-cash distribution to Member (note 3)	—	(13,322)	—
Abandoned assets	—	—	10,068
Loss (gain) on disposal of assets	652	(5,875)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(21,939)	(37,574)	(8,666)
Inventories	(691)	(3,861)	(6,739)
Prepaid commissions and other assets	17,271	(8,603)	(17,051)
Accounts payable	(3,096)	244	11,226
Accrued and other liabilities	12,741	4,316	65,664
Interest payable to affiliate	(255)	9,610	453
Restricted cash	32,982	4,034	101,203
Advance condominium deposits	(33,878)	(4,036)	(100,839)

Net cash provided by (used in) operating activities	9,159	(118,660)	(75,752)

Cash flows from investing activities:
Ordinary capital expenditures	(7,866)	—	—
Capital expenditures from major developments and for construction projects	(38,869)	(375,118)	(889,197)
Proceeds from sale of assets	—	16,602	—

Net cash used in investing activities	(46,735)	(358,516)	(889,197)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	34,094	475,465	1,077,103
Principal payments under loan payable to affiliate	(25,000)	(7,104)	(31,664)
Capital contributed by Member	—	—	500

Net cash provided by financing activities	9,094	468,361	1,045,939

Net (decrease) increase in cash and cash equivalents	(28,482)	(8,815)	80,990
Cash and cash equivalents at beginning of period	77,293	86,108	5,118

Cash and cash equivalents at end of period	$48,811	$77,293	$86,108

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$47,247	$26,198	$—

Non-cash investing activities
Change in accrued additions to construction in progress	$31,873	$208,539	$(161,906)

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

Our mission is to increase our Members value. We seek to increase revenues through enhancing the guest experience by providing our guests with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve margins by focusing on operational excellence and efficiency while meeting our guests’ expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing property, while enhancing the quality of our facilities by pursuing gaming entertainment opportunities we can improve or develop. We intend to diversify our guest demographics and revenue sources by growing our property, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our Members to do so. In making decisions, we consider our Members, guests, team members and other constituents in the community in which we operate.

We pride ourselves on being an exemplary employer and an upstanding corporate citizen that helps improve the quality of life for our CoStars and the communities in which we operate. We are an active community partner offering assistance to charitable organizations and other worthy causes.

We are also committed to protecting the environment and to being a global leader in sustainable resort development. We develop and implement environmental practices for our resort to protect our natural resources, offer our CoStars a safe and healthy work environment and enhance the resort experiences of our guests.

Acquisition of The Cosmopolitan

The entity that previously owned the Property was CSB, which acquired the Property from the affiliated Previous Owner, in December 2005. In April 2004, the Previous Owner purchased approximately 8.7 acres of land in Las Vegas, Nevada, in order to develop the Property and to eventually run the business at The Cosmopolitan. A subsidiary of Deutsche Bank AG made a mortgage loan to CSB on December 30, 2005 (the “Cosmopolitan Mortgage Loan”), encumbering the Property. The Cosmopolitan Mortgage Loan went into default on January 15, 2008 and remedies were exercised against CSB.

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

The Company filed a Registration Statement on Form 10 on April 9, 2010, which went effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on June 8, 2010. The Company became a registrant under the Exchange Act on June 8, 2010. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Pubic Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operations of the Public Reference Rom by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding the Company that we have filed with the SEC at www.sec.gov. Our SEC filings can also be accessed through the Company’s website at www.cosmopolitanlasvegas.com by clicking on the link for SEC filings.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The Company’s wholly-owned subsidiaries are Nevada Restaurant Venture 1 LLC (“Nevada Restaurant”), which was formed on November 24, 2009 as a limited liability company in Delaware and Nevada Retail Venture 1 LLC (“Nevada Retail”), which was also formed on November 24, 2009 as a limited liability company in Delaware. Nevada Restaurant master leases the Property’s restaurants and the nightclub from the Company and has entered into management agreements with third-party restaurant operators and a nightclub operator to manage and operate their respective establishments at the Property. Nevada Retail master leases the retail spaces at the Property from the Company and operates certain of the retail spaces within the Property. In addition, Nevada Retail has also entered into lease agreements with third-party retail operators to manage and operate their respective retail businesses at the Property.

On April 1, 2010, the Company acquired Nevada Employer LLC (“Nevada Employer”), a limited liability company formed in Delaware. Nevada Employer had employed the Company’s development staff from the period from foreclosure to December 20, 2010. On December 20, 2010, the remaining development staff was transferred to the Company and Nevada Employer was formally dissolved on December 31, 2010 (See note 19 for further details).

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Cash and Cash Equivalents

Cash in banks and deposits with financial institutions that can be liquidated without prior notice or penalty are classified by the Company as cash and cash equivalents. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Accounts Receivable and Credit Risk

Net accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

Inventories

Inventories consist of retail merchandise, food and beverage items which are stated at the lower of cost and market value. Cost is determined by the weighted average identification method.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, and accounts payable approximates fair value due to their short-term maturities. All of the Company’s debt is held by an affiliate and accrues interest at three month LIBOR plus 85 basis points. LIBOR is determined two days in advance of the funding based on publically available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360-day year. Given the related party nature of the Company’s debt, it is unlikely that the Company could obtain similar financing on the same terms with a third-party in an arm’s length transaction.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Since The Cosmopolitan has operated for only two full calendar years, cash flow estimates for the Property are based on a combination of operating results for the Company and market average data for the Las Vegas market. Based on these projections, management believes the cash flows from the Property are sufficient for the Company to recover its investment in The Cosmopolitan and no impairment was indicated.

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results which would be indicative of a possible impairment of the property in future periods. As of December 31, 2012 and the period from July 30, 2008 (inception) through December 31, 2011, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under US GAAP.

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

Deferred Revenue

The Company records deposits received under condominium hotel sale agreements as deferred revenue representing advance condominium deposits in the consolidated balance sheets. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as revenue upon closing of the sale of the condominium hotel units, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income within the consolidated statement of operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium hotel purchasers or arising due to buyer default is recognized within other income within the consolidated statement of operations (refer to Note 14c for further discussion).

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The Company has established a guest reward program called the Identity Membership Program to reward members for the total amount they spend across all the venues and amenities offered at The Cosmopolitan. Members can redeem these points for free play and other free goods and services. In accordance with industry practice, the retail value of redeemed accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances.

The Company accrues for points expected to be earned for free goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other free goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2012 and 2011, we had accrued $2.1 million and $1.8 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in “other accrued and other liabilities” in our consolidated balance sheets.

The estimated departmental cost of providing promotional allowances for the years ended December 31, 2012, 2011 and December 31, 2010, which are included primarily in casino operating expenses, are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Hotel	$11,558	$12,037	$1,412
Food and beverage	9,877	10,434	4,354
Entertainment, retail and other	799	515	255

	$22,234	$22,986	$6,021

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue. These gaming taxes are recorded as an expense within the “Casino” line item in the accompanying consolidated statements of operations. These taxes totaled $9.9 million, $8.8 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred during the construction and pre-opening periods are included in pre-opening expenses. Upon completion of a project the advertising costs are included in general and administrative expenses. Total advertising costs were $37.2 million, $32.7 million and $44.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Pre-opening Expenses

Costs incurred during the development and construction period that are not related to development and construction are included within pre-opening expenses. Such costs include, but are not limited to, direct marketing and advertising of the project prior to opening, consultants hired to assist the Company in the opening of a project, training of new CoStars, payroll for CoStars in our non-development and construction groups (which include, for example, our gaming, hotel, entertainment, general and administrative, sales and marketing departments), incremental office lease space used by the Company prior to opening, legal and other consulting fees, general and administrative expenses and other non-construction-related expenses.

Classification of Certain Short Term Obligations

The Company has classified construction-related payables totaling $4.3 million and $54.5 million as of December 31, 2012 and 2011, respectively, as long-term liabilities as they are financed by the Company’s long-term construction loan payable to affiliate (see note 12) and therefore will not require the use of working capital.

Income Taxes

The Company is subject to income taxes only in the U.S. (federal). The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to net operating losses and tax credit carryforwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence; it is more likely than not that the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”). We assess potentially unfavorable outcomes of such examinations based on accounting standards criteria, which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The accounting standards utilize a two-step approach for evaluating tax positions. Recognition occurs when we conclude that a tax position, based on its technical merits, is more likely than not (i.e., the likelihood of occurrence is greater than 50%) to be sustained upon examination. Measurement is only addressed if the position is deemed to be more likely than not to be sustained. The tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current period’s presentation. These reclassifications had no effect on the respective period’s previously reported net loss.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance amending current reporting regarding comprehensive income. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011 with retrospective application. We adopted this guidance for the quarterly period ended March 31, 2012. The Company does not currently have any comprehensive income to report, however, the adoption of this amendment will only impact the presentation of any comprehensive income that may become reportable on the Company’s consolidated financial statements in future periods.

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

3. Income Taxes

Prior to January 1, 2011, the Company, a single member limited liability company, was a disregarded entity for federal income tax under the provisions of the Internal Revenue Code. Accordingly, no provision for income taxes was included in the accompanying financial statements for the year ended December 31, 2010. Effective January 1, 2011, the Company elected to be treated as a C Corporation for income tax purposes under the provisions of the Internal Revenue Code. Effective January 1, 2012, pursuant to broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (“U.S. Consolidated Group”) owned by Deutsche Bank. As a result, the Company joined the U.S. Consolidated Group after having been a separate taxpayer in 2011.

The components of the income tax benefit for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current income tax expense (benefit)	$—	$—	$—
Deferred income tax benefit	(58,368)	(138,449)	—

Total income tax benefit	$(58,368)	$(138,449)	$—

The reconciliation of the statutory federal income tax rate and the Company’s annual effective tax rate are as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	(35.0%)	(35.0%)	(35.0%)
Increase (decrease) in rate resulting from:
Permanent differences	0.1%	0.1%	—
Return to provision	(0.3%)	—	—
Change in valuation allowance	—	(24.1%)	35.0%
Tax credits	(0.1%)	(0.1%)	—

Effective tax rate	(35.3%)	(59.1%)	—

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The primary tax affected components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$122,596	$122,872
Pre-opening expenses	35,118	37,837
Other	12,094	8,534

Subtotal	169,808	169,243
Deferred tax liability:
Property and equipment	(69,416)	(44,115)

Deferred tax asset, net	$100,392	$125,128

At December 31, 2012, the Company had available $350.3 million of federal net operating loss carryforwards and $0.4 million of federal tax credits. The remaining unused federal net operating loss carryforwards will expire in 2031.

As previously discussed, effective January 1, 2012 the Company became party to a tax sharing agreement with the U.S. Consolidated Group. The U.S. Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

As such, management has determined that it would be able to receive a future benefit of their deferred tax assets and accordingly, reversed the previously recorded valuation allowance taken against the Company’s cumulative deferred tax assets in 2011. The amount of valuation allowance released at December 31, 2011 was $48.8 million for 2010 and $67.1 million for 2011. During the year ended December 31, 2011, $13.3 million of the Company’s deferred tax assets were utilized by Deutsche Bank and was treated as a non-cash distribution in the accompanying consolidated financial statements.

Accounting standards require that the consolidated amount of current and deferred tax expense for a group that files a consolidated tax return be allocated among the group members when those members issue separate financial statements. As of December 31, 2011, $122.9 million of the Company’s $125.1 million net deferred tax asset balance relates to its net operating loss incurred during 2011, which is subject to special tax rules which may limit their usage under the Separate Return Limitation Year (“SRLY”) rules.

The Company’s tax jurisdiction is the United States. The U.S. Consolidated Group’s income tax return is under examination and the Company believes it has no uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than our expected outcome and impact the provision for income taxes. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. For the tax year ended December 31, 2012, accrued penalties and interest was $0.0.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2012	2011
Casino	$36,665	$23,715
Hotel	28,074	21,558
Other	12,208	4,713

	76,947	49,986
Less: allowance for doubtful accounts	(8,768)	(3,746)

	$68,179	$46,240

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing. The Company issues credit to approved casino customers following investigations of creditworthiness. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

5. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Prepaid expenses	$15,429	$17,611
Other assets	2,901	5,832

Total	$18,330	$23,443

Prepaid expenses as of December 31, 2012 and 2011 consist primarily of expenses relating to insurance, marketing, operations, and maintenance.

6. Property and Equipment, net

Property and equipment, net are stated at the lower of cost or fair value and consist of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,	December 31,
	2012	2011
Land	$110,454	$110,454
Buildings, building improvements and land improvements	2,684,331	2,716,832
Furniture, fixtures and equipment	468,489	446,335
Construction in progress	8,647	4,565
Less: accumulated depreciation	(334,859)	(166,938)

	$2,937,062	$3,111,248

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Interest of $0.0 million, $0.7 million, and $8.4 million was capitalized during the years ended December 31, 2012, 2011, and 2010, respectively. Depreciation expense of $168.6 million, $156.8 million and $8.3 million was incurred during the years ended December 31, 2012, 2011 and 2010, respectively.

As part of the acquisition of the Property at the foreclosure sale on September 3, 2008, the Company also acquired binding contracts for the purchase and sale of 1,821 condominium hotel units which were originally entered into by the previous owner of the Property. As discussed further in Note 14 “Commitments, Contingencies and Litigation”, as of December 31, 2012, there remain thirteen condominium hotel units that are the subject of ongoing claims with the original contracted purchasers. The Company has taken the steps necessary to complete, deliver and convey all of these units, on the assumption that all remaining purchasers will perform. However, the majority of the remaining condominium hotel purchasers have failed or refused to perform and close on their respective purchases. As a result, the Company has delivered notices of default and termination to the relevant condominium hotel purchasers and further litigation or arbitrations over the defaulted purchase contracts is likely. These remaining units are likely to be resolved by settlement and/or by a decision on the merits in the ongoing arbitration proceedings.

7. Intangible Assets, net

Intangible assets, net consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Easement rights	$15,039	$15,039
Less: accumulated amortization	(3,412)	(1,741)

	$11,627	$13,298

Easement rights represent payments made for the right to access a parcel of land that is adjacent to the Property. Amortization of $1.7 million, $1.7 million and $0.1 million was incurred during the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, future amortization is $1.7 million for each of the years ended December 31, 2013 through 2017, and thereafter, $3.1 million in total.

8. Restricted Cash and Advance Condominium Deposits

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts and tokes (tips) earned by our CoStars in the Company’s slot and table games departments. The restricted cash balance at December 31, 2012 is composed of $0.7 million of advance condominium deposits and $0.9 million of tokes. The advance condominium balance of $0.7 million at December 31, 2012 is composed of $0.6 million in principal and $0.1 million in interest and the balance as of December 31, 2011 is composed of $30.6 million in principal and $3.9 million in interest.

The Company records deposits received under condominium hotel unit sale agreements as restricted cash and deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as income upon closing of the sale of the condominium hotel units, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and is recognized in other income within the consolidated statements of operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium hotel purchasers or arising due to buyer default is recognized as other income within the consolidated statements of operations (refer to Note 14 for further discussion).

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9. Prepaid Commissions

Prepaid commissions are the amount of sales commissions paid on the sale of condominium hotels. One-third of the total commission on a sale was due and payable when the contract was signed and the purchaser remitted a deposit for the first 10% of the purchase price. The next one-third of the commission was due and payable when the purchaser remitted a deposit for the second 10% of the purchase price. The remaining third of the commission is due at closing.

Sales commissions are deferred expenses that are recognized either upon closing of the condominium hotel sale or at the termination of the sale contract. In the event that the contract is terminated prior to closing of a condominium hotel sale, management believes that the Company would not be liable for the remaining unpaid commission amount, and the likelihood to recover such amounts previously paid is remote.

10. Owner Controlled Insurance Program

The Company maintained a comprehensive owner controlled insurance program that provided insurance coverage for the Property during construction. The program provided the following coverage: workers’ compensation, primary general liability, excess liability, contractors’ pollution legal liability, builders’ risk and project professional liability. The general contractor and all of the subcontractors working on the Property were required to enroll in the program.

The Company is exposed on a first dollar loss basis for claims filed under either the workers compensation or general liability portions of the program. The Company retains the first $250,000 of the builders’ risk of loss, and $500,000 of each general liability, employer’s liability, and workers’ compensation claims. Claims that exceed the maximum loss amount of $500,000 per claim are covered by a traditional insurance program. The loss payout account receives interest at a rate based on the terms of the policy.

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve for the respective periods of December 31, 2012 and 2011 was $2.4 million and $3.8 million and is classified as accrued and other liabilities - construction in the accompanying consolidated balance sheets.

The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The completed operations and professional liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. For insurance coverage purposes, the Project completion date was established as December 1, 2010. Workers’ compensation claims remain open until all claims are settled or benefits paid. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of December 31, 2012 will be sufficient to pay all existing and expected future claims related to the Property.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The table below summarizes the activity in the loss payout account (in thousands):

Balance as of December 31, 2010	$25,711
Claims paid relating to:
Current year	(256)
Prior years	(2,144)
Interest earned	55

Balance as of December 31, 2011	23,366
Claims paid relating to:
Current year	—
Prior years	(1,150)
Interest earned	7

Balance as of December 31, 2012	$22,223

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

The net balance of deposits in the loss payout account is classified as other non-current assets in the accompanying consolidated balance sheets.

11. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Accrued accounts payable	$12,050	$9,487
Accrued payroll costs	23,680	16,308
Deposits - patrons	6,458	9,522
Advance deposits	11,385	8,869
Chip liability	4,916	5,597
Other liabilities	21,967	14,143

Total	$80,456	$63,926

12. Loan Payable to Affiliate

The Company maintains a $3.9 billion credit facility (the “Credit Facility”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a branch of Deutsche Bank AG. On March 3, 2010, $1.6 billion of this Credit Facility was converted into a committed line of credit. DBCI has no obligation to provide the Company with additional funding beyond the $3.9 billion Credit Facility. The current expiration of the Credit Facility is December 2015. Borrowings carry an interest rate of the three-month London Interbank Offering Rate (“LIBOR”) plus a margin.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). Subsequent to December 15, 2010, the LIBOR margin is 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360-day year.

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

The total amount of the loan payable to affiliate at December 31, 2012 and 2011 was $3.5 billion for each respective period. Additionally, at December 31, 2012 and 2011, the Company had an interest payable to affiliate of $10.9 million and $11.1 million with a weighted average interest rate of 1.23% and 1.27% respectively.

The estimated fair value of the Company’s long-term debt as of December 31, 2012, was approximately $2.1 billion, compared to its carrying value of $3.5 billion under US GAAP. The estimated fair value of the Company’s long-term debt as of December 31, 2011, was approximately $2.3 billion, compared to its carrying value of $3.5 billion under US GAAP. The estimated fair value of the Company’s long-term debt was determined by pricing models based on the value of related cash flows discounted based on prices of public debt of companies within the gaming and hospitality industry adjusted for other factors such as nonperformance risk (Level 3 fair value measurement).

13. Lease Obligations

The Company leases office space, parking, warehousing space and office equipment under various operating lease arrangements. As of December 31, 2012, the Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows (in thousands):

2013	$2,396
2014	2,142
2015	1,725
2016	716
2017	645
Thereafter	2,694

Total	$10,318

Operating lease payments totaled $2.3 million, $2.8 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Lease payments made in support of sales and pre-opening activities were recognized as expenses. Payments attributable to the construction of the Property were capitalized in construction in progress.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

14. Commitments, Contingencies and Litigation

Prior to the issuance of any of its quarterly or annual financial results and for the purposes of accrual and/or disclosure, we analyze each of our material legal proceedings and other contingencies to determine whether an estimate of a probable or reasonably possible loss or range of loss can be made based upon the facts and legal assessment of such matter. During such assessment, we consider all factors that may impact this assessment, including, without limitation, (a) the stage of the proceeding; (b) the damages, penalties and costs sought; (c) the factual matters that remain to be resolved; and (d) the legal principles that are the subject of the proceeding. It is often not possible to estimate the loss or a range of possible loss, particularly where (i) the damages sought are unsubstantiated or indeterminate; (ii) the discovery or other material legal proceedings are incomplete; (iii) the proceedings are in the early stages and there is insufficient information available to assess the viability of the stated grounds; (iv) the matters present legal uncertainties; or (v) there are significant facts in dispute. In such cases, there are considerable uncertainties regarding the resolution of the proceeding, which may preclude the determination of the reasonably possible loss or range or loss.

Class Action Suits

a. Wage and Hour

The Company has been put on notice and or served with two separate class action lawsuits related to alleged unpaid compensation for time incurred by CoStars while on property for donning and doffing of the CoStars’ required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. The Company is in the process of evaluating the lawsuits and cannot at this time determine the potential impact of the lawsuits on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

These two separate purported wage and hour class action lawsuits were filed against the Company in late 2012. One is pending in state court, and one is pending in federal court. All of these matters are in the earliest stages of proceedings. With respect to the matters filed in late 2012, meaningful discovery has just commenced, no depositions have occurred, and no motions to certify a class or subclasses have been filed. Substantial questions of law and fact are unresolved including whether the matter pending in federal court may ultimately be dismissed. Specific additional factors applicable to each case that prevent the Company from providing an estimate of reasonably possible loss or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported classes and subclasses asserted in separate, but overlapping litigation are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims.

A third purported wage and hour class action was filed in state court in January 2013. This matter is in the earliest stages of proceedings with substantial unresolved questions of law and fact. Specific additional factors applicable to this case that prevent the Company from providing an estimate of reasonably possible loss or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported classes and subclasses asserted in separate, but overlapping litigation are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims.

The Company believes that it has meritorious defenses with respect to these matters and intends to defend its position vigorously.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

b. Alleged unlawful taping/recording

A class action lawsuit has been filed in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. This matter is in the earliest stages of proceedings. Meaningful discovery has not commenced, no depositions have occurred, and no motions to certify a class or subclasses have been filed. Substantial questions of law and fact are unresolved. Specific additional factors applicable to this case that prevent the Company from providing an estimate of reasonably possible loss or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported class are unspecified or indeterminate; and, (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company. The Company believes that it has meritorious defenses with respect to this matter and intends to defend its position vigorously. The Company filed a motion to dismiss in October 2012 and is awaiting a ruling from the Superior Court in the State of California.

Given the uncertainty of the procedural and substantive legal and factual matters set forth above, no estimate of the reasonably possible loss or range of loss in excess of amounts accrued, if any, can be made at this time with respect to the wage and hour and alleged unlawful taping/recording purported class action lawsuits, nor can the Company determine when it will be able to make such an estimate. Our assessment of these matters may change based on future unexpected events. An unexpected adverse judgment could cause a material impact on our business operations, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.

Commitments and Other Legal Proceedings

a. Property General Contractor and Other Purchase Obligations

The Company had engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operates under a Guaranteed Maximum Price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. The remaining amounts expected to be paid to Perini under the GMP and approved change orders totaled $0.0 and $34.3 million, respectively at December 31, 2012 and 2011.

During 2012, the Company engaged Penta Building Group (“Penta”) to act as the general contractor for certain Property projects. Penta operates under a GMP contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of December 31, 2012, the remaining amounts expected to be paid to Penta under the GMP and approved change orders totaled $0.5 million.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of December 31, 2012 and 2011, amounts expected to be paid to WARB under executed contracts totaled $0.0 million and $0.9 million, respectively.

As of December 31, 2012 and 2011, the Company had total construction commitments of $1.7 million and $54.5 million, respectively.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit for $20.0 million reserved for purposes of issuing standby letters of credit. The Company currently maintains three standby letters of credit totaling $3.2 million pursuant to agreements related to insurance, administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of December 31, 2012.

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

c. Condominium Hotel Litigation

The Company was a named defendant in a number of lawsuits and arbitrations concerning the purchase and sale of condominium hotel units located within the East and West Towers of the Property. The thrust of the claims were virtually the same in every matter. The plaintiffs alleged, among other things, that the project had materially changed and that delays in the completion of the Property constituted a material breach by the Company, thus permitting the plaintiff/purchaser to rescind their contract and receive a full refund of their earnest money deposit, plus interest thereon. The Company was represented in each of these matters by outside legal counsel.

In December 2009, the Company finalized a class action settlement with 1,050 condominium purchasers in the West Tower of the Property, with said purchasers receiving 74.4% of their principal deposits, and the Company retaining 25.6% of same, plus all interest thereon resulting in a net gain of approximately $34.5 million which the Company recognized as net settlement income within the 2009 consolidated statement of operations. The remaining 267 purchasers in the West Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights. If all purchase contracts associated with these West Tower settlements had closed pursuant to their terms, total net sales proceeds would have approximated $708.0 million. The cancellation of these contracts therefore, reduced expected net sales proceeds by $673.5 million.

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

Since December 2010, several condominium hotel unit purchasers have commenced confidential arbitrations alleging that the Company defaulted under the condominium hotel unit purchase contracts and are seeking a refund of their deposits. For each of these claims, the matters have either been settled or the Company believes that it has a strong legal defense, and intends to vigorously defend its position. In addition, one purchaser commenced a confidential arbitration proceeding seeking an order compelling the Company to complete a penthouse unit. That claim has subsequently been settled and dismissed. Management does not believe that these claims will have a material adverse impact on the condensed consolidated financial position, cash flows, or the results of operations of the Company.

In 2011, purchasers of 17 condominium hotel units closed on their purchases at an aggregate sales price of $16.0 million, which generated a net gain of $8.2 million to the Company for the year ended December 31, 2011. During 2011, three condominium hotel units were settled through arbitration, resulting in the Company reporting an additional $0.1 million in settlement income.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

During 2012, buyers representing 187 condominium hotel units in The Cosmopolitan agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units. Under the terms of the settlements, buyers of units in the West Tower of The Cosmopolitan received a refund of 50% of their principal earnest money deposits and buyers of units in the East Tower received a refund of 40% of their principal earnest money deposits. The Company retained 50% of the principal deposits, plus 100% of all interest, under the West Tower purchase contracts, and 60% of the principal deposits, plus 100% of all interest, under the East Tower purchase contracts, resulting in a net gain of $12.2 million which the Company recognized as net settlement income in the 2012 consolidated statement of operations. The Company also settled several other disputes with condominium hotel purchasers in 2012 resulting in an additional net gain of $1.8 million which the Company recognized as net settlement income in the year ended December 31, 2012.

In March 2012, the Company initiated arbitration actions against all remaining condominium hotel unit purchasers who had failed to close on their units and who had not previously settled or were not already parties to pending dispute resolution proceedings. As of March 29, 2013 there were 13 condominium hotel units remaining under contract at The Cosmopolitan. The Company is actively engaged in various arbitration and other dispute resolution proceedings with respect to each of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings and is seeking to recover the deposits paid by such buyers due to their failure to close and perform under their respective purchase contracts. The Company has prevailed in many of the pending arbitrations and is in the process of confirming and enforcing the respective arbitration awards. The Company expects that some of the other units remaining under contract will be settled under similar terms as described above and intends to complete the arbitration proceedings against the buyers of any remaining units who do not agree to settle and release their claims as provided above.

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

e. Other Matters

The Company is also subject to various other ordinary and routine claims and litigation arising in the normal course of business. In the opinion of management, all pending other legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the consolidated financial position, cash flows, or the results of operations of the Company.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The following table sets forth amounts held with, receivable from and payable to Deutsche Bank and affiliates as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31,	December 31,
	2012	2011
Cash held with Deutsche Bank	$20,388	$19,578
Due from affiliate	83,105	—
Loan payable to affiliate	3,539,951	3,530,857
Interest payable to affiliate	10,867	11,122

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.2 million, $0.6 million, and $1.2 million during the years ended December 31, 2012, 2011, and 2010, respectively, for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The Company paid $1.1 million, $1.2 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Effective January 1, 2012, pursuant to a broader tax reorganization, the Company became part of a U.S. Consolidated Group owned by Deutsche Bank (refer to Note 3 for additional discussion related to this matter). As of December 31, 2012, the Company had a current tax-effected net operating loss of $83.1 million that will be utilized by the U.S. Consolidated Group. The Company expects to be reimbursed for the utilization of its net operating losses in 2012 by the U.S. Consolidated Group during 2013.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

17. Pension Plan

The Company has a defined contribution pension plan for eligible CoStars established under Section 401(k) of the Internal Revenue Code. The plan allows CoStars to defer earnings, within prescribed limits, that are then eligible for a company match. As of December 31, 2012 and 2011, we contributed $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages with a total Company match of up to $1,000 per employee per year; these matching contributions follow a six-year vesting schedule. The Company’s contributions to the 401(k) plan were $0.7 million, $0.5 million, and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

18. Abandoned Assets

We recorded an abandoned assets expense of $0.0 million for the years ended December 31, 2012 and 2011 and $10.1 million for the year ended December 31, 2010. The 2010 expenses primarily relate to certain CIP related assets that we deemed had no future value to the Company. These abandoned assets consisted primarily of fixtures and furnishings, including assets which were in various stages of completion at our suppliers, as well as cancellation fees charged by some suppliers against deposits held by them. These assets were identified following the finalization of certain interior designs in the period leading up to the opening of the property on December 15, 2010.

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

Nevada Employer had employed the Company’s development staff from the period from foreclosure to December 20, 2010. On December 20, 2010, the remaining development staff was transferred to the Company and Nevada Employer was formally dissolved on December 31, 2010.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

20. Selected Quarterly Financial Information

The following table presents selected quarterly financial information for the year ended December 31, 2012 (unaudited and in thousands):

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net revenues	$143,102	$165,730	$145,307	$141,032	$595,171
Net settlement and default income	12,661	—	110	1,273	14,044
Pre-opening expenses	—	—	—	—	—
Operating loss	(36,323)	(17,027)	(42,031)	(36,616)	(131,997)
Income tax benefit	12,626	10,126	19,435	16,181	58,368
Net (loss) income	(23,423)	(18,764)	(34,354)	(30,030)	(106,571)

The following table presents selected quarterly financial information for the year ended December 31, 2011 (unaudited and in thousands):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenues	$104,976	$126,108	$126,626	$120,932	$478,642
Net settlement and default income	—	—	—	83	83
Pre-opening expenses	614	168	684	170	1,636
Operating loss	(50,581)	(45,093)	(49,266)	(54,717)	(199,657)
Income tax benefit	—	—	—	138,449	138,449
Net (loss) income	(56,831)	(54,298)	(58,489)	72,627	(96,991)

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

During the year ended December 31, 2009 and the period from the Company’s inception on July 30, 2008 to December 31, 2008 and the subsequent period through December 14, 2010, the Company had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements.

On December 14, 2010, the Board, based on the recommendation of the Audit Committee, approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s new independent registered public accounting firm.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2012 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2012 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board.

The Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law in 2010, exempts the Company from the requirement to comply with the internal control attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002, as the Company is not an accelerated filer.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our Members of the Board and executive officers as of March 29, 2013:

Name	Age	Position
Jeff Baer	48	Member of the Board
Fabrizio Campelli	39	Chairman of the Board
Stuart Clarke	55	Member of the Board
Enrico Sanna	40	Member of the Board
John Unwin	54	Member of the Board and Chief Executive Officer
Ronald G. Eidell	69	Member of the Board and Chief Financial Officer
Lisa Marchese	40	Chief Marketing Officer
Thomas McCartney	60	Chief Operating Officer
Anthony Pearl	42	General Counsel, Chief Compliance Officer and Corporate Secretary

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

Fabrizio Campelli has served as a Member of the Board of the Company since December 2010 and as Chairman of the Board since July 2011. Mr. Campelli is currently the Head of Group Strategy at Deutsche Bank and is responsible for corporate strategy, corporate mergers and acquisitions, business integration and change, as well as the Group’s in-house consulting unit. Mr. Campelli joined Deutsche Bank in 2004 and has held several positions including serving as the global Chief Operating Officer for Corporate Finance coverage within Global Banking.

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

Mr. Clarke brings his many years of wide-ranging experience in the financial services industry to the Board. Mr. Clarke’s experience in senior corporate management positions, including operations and financial accounting, provides the Board with a variety of perspectives on corporate management and governance issues, and enables Mr. Clarke to provide valuable insights regarding the Company’s business.

Enrico Sanna has served as a Member of the Board of the Company since 2011. Mr. Sanna is Head of Operating Assets in the Non-Core Operations Unit of Deutsche Bank and is based in London. Prior to this position, Mr. Sanna was Global Chief Operating Officer for the Investment Bank division and the Global Chief of Staff for Global Banking. Mr. Sanna joined Deutsche Bank in 2007. Prior to joining Deutsche Bank Mr. Sanna spent two years serving as Co-Head of Strategy for American Express International after his employment at Oliver Wyman, a global management consulting firm, providing strategy consulting services to leading financial institutions. Mr. Sanna has also worked in the Equity division of Morgan Stanley and served as an advisor for privatizations in Latin America and other emerging economies. Mr. Sanna received his Bachelor degree from Bentley University and his MBA from the Massachusetts Institute of Technology Sloan School of Management.

Mr. Sanna brings his many years of experience in the global financial services industry to the Board. Mr. Sanna’s experience in senior corporate management positions and in corporate strategy provides the Board with a variety of perspectives on corporate finance, management and strategic issues, and enables Mr. Sanna to provide valuable insights regarding the Company’s business.

John Unwin has served as Chief Executive Officer since October 2009 and as a Member of the Board of the Company since 2010. Mr. Unwin has more than 30 years of experience in hospitality and five years of experience in the gaming industry. Prior to joining the Company, Mr. Unwin was with Caesars Entertainment Inc., Las Vegas, from 2004, where he began as Senior Vice President of Hotel Operations of Caesars Palace Las Vegas and advanced to the position of Senior Vice President and General Manager of Caesars Palace Las Vegas. During Mr. Unwin’s employment at Caesars Palace Las Vegas, he managed the hotel operations, food and beverage as well as casino operations. Mr. Unwin was also responsible for group and convention sales for Caesars Entertainment Inc.’s Las Vegas properties. From 1998 to 2004, Mr. Unwin was Chief Operating Officer of Ian Schrager Hotels (now the Morgans Hotel Group) in New York, where he managed all of its hotel portfolios in New York, Miami Beach, Los Angeles, San Francisco and London. In 1991, Mr. Unwin joined the Fairmont Hotels and Resorts and served as Hotel Manager and General Manager at different hotels throughout the United States.

Mr. Unwin brings to the Board his extensive experience in corporate management in the hospitality industry. Mr. Unwin’s more than 30 years of extensive managerial and operational experience in the hospitality and hotel industry, and his 5 years of managerial experience in the Las Vegas gaming industry allows him to provide the Board with a variety of perspectives on corporate management in the hospitality and gaming industry, as well as valuable insights regarding the Company’s business.

Ronald G. Eidell began serving as Interim Chief Financial Officer on February 21, 2012 and was formally appointed as Chief Financial Officer on May 22, 2012. Mr. Eidell was also elected to the Board as of December 5, 2012. Prior to serving with the Company, Mr. Eidell was an equity partner in Tatum LLC, a firm providing interim executive services, from 2004 until 2010. During that period, Mr. Eidell provided interim executive services to Bally Total Fitness Holding Corp., where he was the Chief Financial Officer, and at NeoPharm, Inc., where he was interim President and Chief Executive Officer. He was also a member of the Board of Directors of NeoPharm, and chaired its Audit Committee. Mr. Eidell received his MBA from the University of Chicago and his BS degree from Drexel University, where he is a member of the Dean’s Advisory Council of the University’s LeBow College of Business.

Mr. Eidell brings to the Board his many years of experience across a wide range of businesses and industries, private and public companies, regulated and otherwise. His management and operational experiences over more than 40 years allow him to provide the Board with a variety of perspectives on corporate management, corporate finance, governance and public regulatory considerations, as well as valuable insights regarding the Company’s business.

Lisa Marchese has served as the Chief Marketing Officer since March 31, 2010. Prior to joining us, Ms. Marchese was Vice President of Brand Management for Caesars Entertainment Inc. (formerly Harrah’s Entertainment, Inc.) overseeing the company’s portfolio of twelve casino brands including Caesars, Harrah’s and Horseshoe, customer insights as well as the international expansion opportunities in Spain, the Bahamas and Macau. Prior to her work with Caesars Entertainment, Inc., Ms. Marchese was an Associate Partner at Prophet, a strategy consulting firm, where she oversaw marketing strategy and brand-based initiatives for companies including IBM, AT&T, UBS and Universal Studios. Ms. Marchese also spent several years with Siegel+Gale preceded by roles with Time Warner Interactive and Grey Advertising.

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

Anthony Pearl has served as General Counsel since November 2008 and Chief Compliance Officer since December 2010. From 2003 to 2008, Mr. Pearl served as Vice President & Associate General Counsel for Caesars Entertainment, Inc., where he was responsible for legal affairs relating to transactional real estate matters, joint venture transactions, licensing agreements, as well as various asset management activities. From 1998 to 2003, Mr. Pearl was an attorney in the transactional practice group of Skadden, Arps, Slate, Meagher & Flom LLP in Los Angeles, where his concentration was a variety of acquisition, disposition, leasing and lending transactions. Mr. Pearl began his law career in 1996 with Gallagher & Kennedy in Phoenix, Arizona as part of the firm’s real estate department. Mr. Pearl received his JD from Harvard Law School and his BA from Rice University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, directors and persons who own more than 10% of our equity securities complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the year ended December 31, 2012.

Other Matters

Given the ownership structure of the Company, we have not adopted any procedures by which security holders may recommend nominees to our Board. Also, given the ownership and management structure of the Company, our Board has determined that it is not necessary to adopt a code of ethics at this time.

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

The current members of the Audit Committee are Enrico Sanna (Chairman), Stuart Clarke and Jeff Baer. The Board has determined that each of the members of the Audit Committee is “financially literate” and that Mr. Clarke qualifies as an audit committee financial expert.

On December 14, 2010, the Board notified KPMG LLP (“KPMG”) that upon completion of the 2010 audit engagement and the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010, KPMG would be dismissed as the Company’s independent registered public accounting firm. The decision to change accounting firms was recommended by the Audit Committee and approved by the Board. On December 14, 2010, the Board, based on the recommendation of the Audit Committee, also approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s new independent registered public accounting firm. The Audit Committee has reviewed with PwC the plan, scope and results of the audit for the year ending December 31, 2012, as well as the fees for the services to be performed by PwC. The Audit Committee also reviewed the adequacy of the Company’s internal control systems, receive internal audit reports and subsequently report its findings to the full Board.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

Set out below is a discussion and analysis of the 2012 compensation policies and program for (i) John Unwin, our Chief Executive Officer, (ii) Ronald G. Eidell, our Chief Financial Officer, who has served in such capacity as of February 12, 2012, (iii) Lisa Marchese, Thomas J. McCartney and Anthony Pearl, who are our three other most highly compensated executive officers serving as such at December 31, 2012 and (iv) Jeffrey Burge and Nathan Hong, for whom disclosure would have been provided pursuant to paragraphs (ii) or (iii) above, but for the fact that Messrs. Burge and Hong were not serving as executive officers at December 31, 2012 (and with respect to whom we are required to provide compensation disclosure under SEC rules) (collectively, the “named executive officers”). This discussion and analysis should be read together with the Summary Compensation Table below and the additional narrative and tables that follow and support it. See also “Compensation Actions in 2012 & 2013” below in this Item 11 for further details.

Executive Compensation Philosophy and Objectives

The objective of the compensation structure is to attract and retain valuable key CoStars with hospitality and gaming experience and talent needed to successfully execute the development and operations objectives as well as the critical brand strategy to compete with other luxury resorts on the Las Vegas Strip.

The executive compensation program for The Cosmopolitan is designed to provide base compensation that is competitive with other high-end luxury resorts in the market, annual incentives designed to reward success in operating the integrated resort in a manner that maximizes value, and retention bonuses to incentivize executives to remain with the integrated resort until such time as it is sold. Executives with the highest levels of responsibility and the greatest ability to influence operational results received retention bonuses to encourage them to continue to provide services to the resort until such sale is completed. The Cosmopolitan’s executive compensation program is designed to:

•	attract and retain key CoStars who provide expertise, talent and industry knowledge that are critical to the operational success and brand strategy needed to maximize the value of the resort; and

•

align the interest of the key CoStars with that of Deutsche Bank by offering them retention bonuses so they continue to provide key services to the Company during the retention period, and offering key employees a percentage of the sale proceeds above certain thresholds, in order to provide an incentive to increase the Company’s value and achieve the highest sales price.

Setting of Executive Compensation

In setting the compensation of our named executive officers, decisions were made based upon the executives’ positions prior to employment by us as well as our knowledge of compensation practices for executives employed on the Las Vegas Strip. The amount and form of compensation paid to our named executive officers is a function of their prior positions within the industry and their anticipated roles and responsibilities within our organization. The compensation package for Mr. Unwin was negotiated by Mr. Baer of the Board to attract Mr. Unwin to The Cosmopolitan. Mr. Unwin was previously employed on the Las Vegas Strip with a competitive compensation package that had to be taken into consideration by Mr. Baer. Messrs. Eidell, McCartney and Pearl, as well as Ms. Marchese negotiated their annual compensation with Mr. Unwin, with each executive officer’s compensation established in order to provide a competitive compensation package.

We do not believe that the Company’s compensation policies give rise to risks that are reasonably likely to have a material adverse effect on the Company. In this regard, the Company notes that:

•	the Company does not provide equity-based incentives;

•

the cash-based retention program for Mr. Unwin was designed to reward a successful sale or disposition of the Company in the timeframe desired by the Board, and in the absence of such sale or disposition, retain the key management talent necessary to run the resort;

•

The 2010 Discretionary Cash Compensation Plan which was approved by the Board on November 17, 2010, was designed to reward the executive officers as well as certain other officers and CoStars within the Company’s project development and operations departments for a successful opening of the Property and completion of the project within budget;

•

The variable portions of compensation are designed to reward both annual performance and longer-term performance. We believe this design mitigates any incentive for short-term risk-taking that could be detrimental to the Company’s long-term best interests; and

•	Our new incentive compensation program contains provisions under which awards may be recouped or forfeited if the recipient has committed acts detrimental to the best interests of the Company.

The Company’s compensation policies and practices were evaluated to ensure that they do not encourage risk taking beyond the level of risk associated with the Company’s business model. For this purpose, the Company considered the growth and returns performance, and the time horizon of the Company’s overall investment; and compared them to the performance metrics and time horizon of the Company’s compensation policies and practices. Based on this assessment, the Company concluded that it has a balanced pay and performance program that does not promote excessive risk taking.

Elements of Executive Compensation

Base Salary. The Company entered into employment agreements with each of Messrs. Unwin, Eidell, McCartney and Pearl, as well as Ms. Marchese. The annual base salaries for Mr. Unwin, Mr. Eidell, Ms. Marchese, Mr. McCartney and Mr. Pearl were set at $800,000, $400,000, $400,000, $600,000 and $400,000, respectively. During the term of their respective employment agreements, their annual base salaries may be increased by an amount determined by the Company in our sole and absolute discretion, but may not be decreased without an executive’s written consent. Per the employment agreements for Messrs. Unwin, Eidell, McCartney and Pearl, as well as Ms. Marchese, applicable annual base salaries amounts are paid in accordance with normal payroll practices of the Company.

Differences in the base salary earned by each of our named executive officers are a function of the different positions held by these officers and, are generally consistent with the salaries paid in respect of similar positions in the industry and Las Vegas market.

Annual Incentive Compensation. Mr. Unwin is entitled to a minimum annual bonus of $200,000, however; the actual amount of such bonus may be increased by the Board, in its sole and absolute discretion. The annual bonus for Mr. Unwin will be paid between January 1 and March 15 following the calendar year in which it was earned. Messrs. Eidell and McCartney and Ms. Marchese are eligible to receive an annual performance-based cash incentive bonus equivalent to 50% of their respective base salaries. Mr. Pearl is eligible to receive an annual, merit-based discretionary bonus consistent with Company policy.

Retention Incentive Compensation. Mr. Unwin is entitled to earn a retention bonus based on continued employment through the date on which a sale of The Cosmopolitan is consummated. If, during the term of his employment agreement, The Cosmopolitan is sold to an unrelated third-party and his employment has not terminated as of the completion of such sale, Mr. Unwin shall be paid a retention bonus of $4,500,000, within 60 days following the completion of the sale. The amount of the retention bonus for Mr. Unwin may be increased by the Company, in our sole and absolute discretion, based on, among other things, his respective contributions to the achievement of the Company’s objectives. If, as of the fourth anniversary of the effective date of his employment agreement there has not been any sale of The Cosmopolitan and he remains employed, Mr. Unwin shall be paid 100% of his retention bonus. Similarly, if at any time during the term of his employment agreement, Mr. Unwin’s employment is terminated due to a shutdown of The Cosmopolitan, he shall be paid 100% of his retention bonus. If, during the term of his employment agreement, Mr. Unwin’s employment is terminated by the Company for any reason (other than for cause) or for no reason at any time, he shall be paid a pro-rata portion of the retention bonus calculated as of the date of termination of employment as follows: $4,000,000 if the termination date is after December 1, 2012, but on or before December 1, 2013; or $4,500,000 if the termination date is after the fourth anniversary of the effective date. Mr. Unwin must execute a general release of claims in the form provided by the Company within 50 days of the event which triggers payment of the retention bonus prior to receipt of any payment in respect of such bonus. Mr. Unwin will forfeit the retention bonus if, prior to the completion of any sale of The Cosmopolitan, he resigns or is terminated by the Company for cause or due to death or disability.

The retention bonus program described above was implemented for Mr. Unwin in order to replace the long-term incentives that were foregone by Mr. Unwin when he left his previous employer to become employed with the Company and to mitigate the fact that there is no long-term incentive program provided by the Company. The retention bonus program was also developed for Mr. Unwin as a retention device and to reward the attainment of performance goals for this officer in the best position to effect the Company’s desired results.

Discretionary Cash Compensation Plan. On November 17, 2010, the Board approved the Company’s 2010 Discretionary Cash Compensation Plan (the “2010 Plan”). The 2010 Plan covered the performance period January 1, 2009 through December 31, 2010. Under the terms of the 2010 Plan, executive officers as well as certain other officers and CoStars within the Company’s project development and operations departments hired prior to October 1, 2010, were eligible to receive performance-based compensation upon the attainment of certain target performance metrics. The performance metrics are comprised of the following goals:

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

Incentive Plan. On March 27, 2013, the Board adopted a new incentive plan entitled “The Cosmopolitan of Las Vegas Management Incentive Award Plan” (the “MIP”), to optimize our profitability and growth through incentives that are consistent with the Company’s objectives, to give participants an incentive for excellence in individual and team performance, and to give us a significant advantage in attracting and retaining key employees. The Board selects the employees who are eligible to receive the incentive awards under the MIP.

Incentive awards are denominated as a target cash amount for each participant, which will vest if the Company achieves certain adjusted EBITDA targets to be set by the Board during any period of 12 consecutive months during a three-year performance period. The performance period begins January 1, 2012 and ends December 31, 2014, provided that the Board may elect to extend this performance period through March 31, 2015. The Board will determine whether the adjusted EBITDA target has been achieved based on audited financial results from our public accounting firm for the relevant period. In the event that the adjusted EBITDA target is not achieved during the performance period, no amounts will be payable to any participant in connection with the incentive awards. A participant must remain continuously employed by the Company until the adjusted EBITDA target is achieved in order to vest in an incentive award.

Any incentive awards that vest will be paid in three substantially equal installments, with the first installment generally paid within ten business days of vesting, the second installment paid on the four-month anniversary of the first payment, and the final installment paid on the eight-month anniversary of the first payment. In the event of a sale transaction, any incentive award that has not vested will be forfeited and any vested but unpaid installment of an incentive award would be paid immediately.

The Company can claw-back incentive awards if it determines that the performance of the Company or the Company’s adjusted EBITDA on which the award was paid was based on the Company’s material noncompliance with any financial reporting requirement, which requires the Company to file a restatement of its financial statements, or if the participant violates the restrictive covenants applicable to the incentive award.

The Board will administer the MIP and has the power to select employees to participate in the MIP, determine the sizes of incentive awards, determine the terms and conditions of incentive awards in a manner consistent with the MIP, and construe and interpret the MIP and any agreement or instrument entered into under the MIP. The Board may amend, modify, or terminate the MIP at any time, provided that no modification may materially impair any rights or obligations under any incentive or exit awards already granted under the MIP, without a participant’s consent.

All obligations of the Company under the MIP with respect to incentive awards granted will be binding on any successor to the Company, whether the existence of such successor is the result of a qualifying sale transaction, direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company or an affiliate.

Exit Award Plan. On March 27, 2013, the Board adopted a new plan entitled “The Cosmopolitan of Las Vegas Management Exit Award Plan” (the “Exit Plan”), to give participants an incentive to maximize the value of the Company in any future sale transaction by sharing with eligible participants a percentage of the sales proceeds above the Company’s current estimated value. The Board selects the employees who are eligible to receive exit awards under the Exit Plan.

Each exit award gives the participant the right to share in an “exit bonus pool,” which would be created in the event of a sale of all or substantially all of the assets or at least 50% of the membership (or other equity) interests of the Company, or any merger or other business combination involving the Company, which results in the distributed proceeds to members of the Company, at or above certain threshold levels. Each exit award to a participant is denominated as a percentage of the “exit bonus pool,” if any. The percentage of the sale proceeds that is allocable to the exit bonus pool would increase as the sales proceeds increase above certain threshold levels. An initial public offering of the Company’s equity securities also could result in an exit bonus pool and a distribution to participants.

A vested exit award will be paid in eight substantially equal installments on a quarterly basis during the 24-month period following the completion of a qualifying sale transaction, with the first installment paid within ten business days of the sale transaction, and the other installments paid quarterly thereafter. A participant must remain employed by the Company or its successor through the date of a qualifying sale transaction to vest in an exit award. If the Company or its successor terminates the participant’s employment without cause or the participant terminates employment for good reason, disability or death, any unpaid installment of an exit award would be paid immediately. The Company can claw-back exit awards if the participant violates the restrictive covenants applicable to the incentive award.

The Board will administer the Exit Plan and has the power to select employees to participate in the Exit Plan, determine the sizes and timing of exit awards, determine the terms and conditions of exit awards in a manner consistent with the Exit Plan, and construe and interpret the Exit Plan and any agreement or instrument entered into under the Exit Plan. The Board may amend, modify, or terminate the Exit Plan at any time, provided that no modification may materially impair any rights or obligations under any exit awards already granted under the Exit Plan, without a participant’s consent.

All obligations of the Company under the Exit Plan with respect to exit awards granted will be binding on any successor to the Company, whether the existence of such successor is the result of a qualifying sale transaction, direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company or an affiliate.

401(k) Savings Plan. In order to provide for retirement savings as part of the compensation package offered to eligible CoStars, a 401(k) plan is available to all named executive officers after 90 days of employment. Participants may defer eligible compensation, which generally includes total pay, but excludes fringe benefits. In addition, participants over the age of 50 may also make catch-up contributions. The Company will make qualified matching contributions of $.50 on the dollar up to 4% of eligible pay, up to a $1,000 annual match; these matching contributions follow a six-year vesting schedule. See the “Summary Compensation Table for the Fiscal Year 2012” for matching contributions paid for the benefit of the executive officers under the Company’s 401(k) plan.

Fringe Benefits. Mr. Unwin is eligible to participate in all health, welfare, retirement, life insurance, disability, perquisite and similar plans, programs and arrangements generally available to CoStars of the Company from time to time. Mr. Unwin is entitled to 25 days of paid time off during each 12-month period; he may carry forward any unused time, provided his available balance never exceeds 30 days in accordance with the paid time off policy for executives. Messrs. Eidell, Pearl, McCartney and Ms. Marchese are each eligible to participate in the Company’s benefit plans and are eligible to receive the usual benefits offered by the Company to executives at their level, including paid time off benefits. Messrs. Unwin, Eidell, Pearl, McCartney and Ms. Marchese also are eligible for “Exec-U-Care,” a benefit which is designed to supplement the Company’s major medical plan by reimbursing executives and eligible dependents for health care expenses not covered by the underlying medical plan.

Compensation Actions in 2012 and 2013

On December 6, 2011 the Company entered into a three-year employment agreement with Thomas J. McCartney to serve as Chief Operating Officer. The term of Mr. McCartney’s employment commenced on January 1, 2012.

On January 13, 2012, Nathan Hong ceased to be employed by the Company. Mr. Hong’s departure as Chief Development Officer was in conjunction with the completion of the major portion of the development phase of the Company.

On February 12, 2012, Jeffrey Burge, our former Chief Financial Officer, ceased to be employed by the Company. Mr. Burge received severance totaling $75,000 during 2012.

On February 21, 2012, Ronald G. Eidell signed a consulting agreement to become the Interim Chief Financial Officer of the Company. On May 22, 2012, Mr. Eidell was formally appointed to the Chief Financial Officer position, and also, elected to the Board on December 5, 2012.

On May 23, 2012, the Company entered into a three-year employment agreement with Lisa Marchese which became effective as of January 1, 2012. Under the terms of the agreement, Ms. Marchese will continue with the Company in the position of Chief Marketing Officer. Ms. Marchese is primarily responsible for overseeing the marketing strategy and brand vision of the Company.

Effective March 27, 2013, the Company entered into a three-year employment agreement with Anthony Pearl, the Company’s General Counsel, Corporate Secretary and Chief Compliance Officer. Mr. Pearl was previously employed by the Company under the terms of a three-year employment agreement which expired January 31, 2013.

Effective March 27, 2013, the Board adopted The Cosmopolitan of Las Vegas Management Incentive Award Plan and The Cosmopolitan of Las Vegas Management Exit Award Plan, as described above.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the Members of the Board and the Board or compensation committee or similar committees of any other company.

Executive Compensation Tables

The following tables and related discussion set forth compensation information for each of our named executive officers for services performed for us during 2012, the last completed fiscal year of the Company.

Summary Compensation Table for the Fiscal Year 2012

The following table sets forth summary information regarding the compensation awarded to, paid to or earned by each of our named executive officers for all services rendered in all capacities to us for the year ended December 31, 2012:

Name and Principal Position	Year	Salary ($)		Annual Bonus ($)	All Other Compensation ($)		Total ($)

John Unwin	2012	800,000		400,000	6,994	(1)	1,206,994
Chief Executive Officer	2011	800,000		200,000	14,089		1,014,089
	2010	800,000		1,000,000	24,923		1,824,923

Ronald G. Eidell	2012	329,234	(2)	125,520	39,027	(1)	493,781
Chief Financial Officer	2011	—		—	—		—
	2010	—		—	—		—

Lisa Marchese	2012	400,000	(3)	144,000	5,074	(1)	549,074
Chief Marketing Officer	2011	313,842		200,000	2,786		516,628
	2010	216,922		150,000	22,643		389,565

Thomas J. McCartney	2012	600,000	(4)	144,000	3,765	(1)	747,765
Chief Operating Officer	2011	—		—	—		—
	2010	—		—	—		—

Anthony Pearl	2012	400,000		120,000	8,115	(1)	528,115
General Counsel, Chief Compliance	2011	400,000		40,000	14,676		454,676
Officer and Corporate Secretary	2010	400,000		200,000	218,270		818,270

Jeffrey Burge	2012	177,024	(5)	—	17,708		194,732
Former Chief Financial Officer	2011	400,000		—	7,837		407,837
	2010	400,000		300,000	12,788		712,788

Nathan Hong	2012	107,792	(6)	—	2,315		110,107
Former Chief Development Officer	2011	750,000		—	33,742		783,742
	2010	750,000		1,500,000	21,246		2,271,246

(1)	For the Year ended December 31, 2012:

With respect to Mr. Unwin, the amounts in this column include (i) $2,237 in life insurance premiums; (ii) $3,757 in reimbursements under “Exec-U-Care”; and, (iii) $1,000, which represents the amount of the Company’s matching contribution for 2012 under the 401(k) plan.

With respect to Mr. Eidell, the amounts in this column represent contractual amounts paid by the Company including $19,491 in travel reimbursements and $19,536 in housing expenses.

With respect to Ms. Marchese, the amounts in this column represent contractual amounts paid by the Company that include (i) $ $992 in life insurance premiums; (ii) $161 in reimbursements under “Exec-U-Care; (iii) $1,000, which represents the amount of the Company’s matching contribution for 2012 under the 401(k) plan; and, (iv) $2,921 in travel reimbursements.

With respect to Mr. McCartney, the amount in this column is for reimbursements under “Exec-U-Care” totaling $3,765.

With respect to Mr. Pearl, the amounts in this column include (i) $1,216 in life insurance premiums; (ii) $5,899 in reimbursements under “Exec-U-Care”; and, (iii) $1,000, which represents the amount of the Company’s matching contribution for 2012 under the 401(k) plan.

With respect to Mr. Burge, the amounts in this column include (i) $201 in life insurance premiums; (ii) $1,000, which represents the amount of the Company’s matching contribution for 2012 under the 401(k) plan; and, (iii) $16,507 in COBRA reimbursements.

With respect to Mr. Hong, the amounts in this column include (i) $96 in life insurance premiums; (ii) $1,000, which represents the amount of the Company’s matching contribution for 2012 under the 401(k) plan; and (iii) $1,219 in Company-provided travel expenses.

(2)	Mr. Eidell commenced his duties with us on February 21, 2012.
(3)	Effective January 1, 2012, Ms. Marchese entered into a three-year employment agreement as the Company’s Chief Marketing Officer.
(4)	On December 6, 2011 the Company entered into a three-year employment agreement with Mr. McCartney to serve as the Company’s Chief Operating Officer. The term of Mr. McCartney’s employment commenced on January 1, 2012.
(5)	Mr. Burge ceased to be employed with us on February 10, 2012. For the year ended December 31, 2012, Mr. Burge’s compensation included a $75,000 severance payment.
(6)	Mr. Hong ceased to be employed with us on January 13, 2012.

Employment Agreements

Each of our presently employed named executive officers (Messrs. Unwin, Eidell, McCartney and Pearl as well as Ms. Marchese) is party to an employment agreement with the Company that governs the terms and conditions of their employment.

Mr. Unwin’s Employment Agreement

Term and Restrictive Covenants - We have entered into a four-year employment agreement with Mr. Unwin to serve as Chief Executive Officer. Mr. Unwin commenced his duties on October 6, 2009. If we and Mr. Unwin do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial four-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. Unwin’s agreement provides that for a period of six months following termination he shall not, for pay or otherwise, manage or engage in, supervise or assist others to perform similar activities in which he has engaged during the two previous years with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Unwin’s agreement generally provides that during the period of employment and for a period of six months following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the six-month period following termination he will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Mr. Eidell’s Employment Agreement

Term and Restrictive Covenants - Beginning February 12, 2012, under a consulting agreement, Mr. Eidell began serving as the Company’s Interim Chief Financial Officer. Subsequently, we entered into a three-year employment agreement with Mr. Eidell, to serve as Chief Financial Officer of the Company, with further commencement of his duties as of May 22, 2012. If we and Mr. Eidell do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial three-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. Eidell’s agreement provides that for a period of twelve months following termination he shall not, for pay or otherwise, directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, hotel, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Eidell’s agreement generally provides that during the period of employment and for a period of twelve months following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the twelve-month period following termination he will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Ms. Marchese’s Employment Agreement

Term and Restrictive Covenants - Effective January 1, 2012, we have entered into a three-year employment agreement with Ms. Marchese to continue serving as Chief Marketing Officer of the Company. If we and Ms. Marchese do not reach an agreement to extend her agreement and her employment continues beyond the expiration of the initial three-year term, her employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Ms. Marchese’s agreement provides that for a period of twelve months following termination she shall not, for pay or otherwise, directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, hotel, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Ms. Marchese’s agreement generally provides that during the period of employment and for a period of twelve months following termination of employment for any reason whatsoever, she will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the twelve-month period following termination she will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Mr. McCartney’s Employment Agreement

Term and Restrictive Covenants - We have entered into a three-year employment agreement with Mr. McCartney to serve as Chief Operating Officer. Mr. McCartney commenced his duties on January 1, 2012. If we and Mr. McCartney do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial three-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. McCartney’s agreement provides that for a prescribed period following termination he shall not directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest in a competitor anywhere within a 100 mile radius of the Property. Mr. McCartney’s agreement generally provides that during the period of employment and for a prescribed period following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The prescribed period is initially six months and increases to nine months after a year of employment. The employment agreement also contains restrictions to protect our relationships with vendors, contractors, and CoStars and to protect confidential information.

Mr. Pearl’s Employment Agreement

As discussed above under the heading “Compensation Actions in 2012 and 2013”, on March 27, 2013, Mr. Pearl entered into a new three-year employment contract in which he assumed the responsibilities of General Counsel and Chief Compliance Officer. Upon expiration of the term, if Mr. Pearl remains employed by Company and the agreement has not been extended, he shall be an “at will” employee. Mr. Pearl’s agreement provides that for a prescribed period following termination he shall not directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest in a competitor anywhere within a 100 mile radius of the Property. Mr. Pearl’s agreement generally provides that during the period of employment and for a prescribed period following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The employment agreement also contains restrictions to protect our relationships with vendors, contractors, and CoStars and to protect confidential information.

Severance - The severance provisions of each employment agreement with our named executive officers are discussed below under the heading “Potential Payments upon Termination or Change in Control.”

Potential Payments upon Termination or Change in Control

The following presents our reasonable estimate of the benefits payable to our named executive officers in the event of certain qualifying terminations of employment or upon a change in control, assuming that such termination or change in control occurred on December 31, 2012. These amounts are intended to reflect the potential payments that would be payable as of December 31, 2012, based on the triggering events described herein, and do not necessarily represent amounts payable in the future.

Mr. Unwin. Pursuant to his employment agreement, if the Company terminates Mr. Unwin’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to eighteen months of his annual base salary (which totals $1,200,000), payable in a lump sum and an additional retention bonus that increases in steps from (i) $4,000,000 if the termination date is after December 1, 2012, but on or before December 1, 2013; or (ii) $4,500,000 if the termination date is after December 1, 2013. No payments will be made unless Mr. Unwin executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Mr. Eidell. Pursuant to his employment agreement, if the Company terminates Mr. Eidell’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to twelve months of his annual base salary then in effect (which totals $400,000 at December 31, 2012), payable in accordance with the Company’s scheduled payroll practices. In addition, Mr. Eidell would be eligible for any discretionary bonus expressly awarded but not yet paid. No payments will be made unless Mr. Eidell executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Ms. Marchese. Pursuant to her employment agreement, if the Company terminates Ms. Marchese’s employment for any reason (other than for cause) or for no reason, she would be eligible to receive cash severance equal to twelve months of her annual base salary then in effect (which totals $400,000 at December 31, 2012), payable in accordance with the Company’s scheduled payroll practices. In addition, Ms. Marchese would be eligible for any discretionary bonus expressly awarded but not yet paid. No payments will be made unless Ms. Marchese executes a general release of claims in the form provided to her by the Company and the release becomes effective.

Mr. McCartney. Pursuant to his employment agreement, if the Company terminates Mr. McCartney’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to nine months of his annual base salary then in effect (which totals $450,000 at December 31, 2012), payable in accordance with the Company’s scheduled payroll practices. In addition, Mr. McCartney would be eligible for any discretionary bonus expressly awarded but not yet paid. No payments will be made unless Mr. McCartney executes a general release of claims in the form provided to him by the Company and the release becomes effective.

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

The Cosmopolitan of Las Vegas Management Incentive Award Plan and The Cosmopolitan of Las Vegas Management Exit Award Plan adopted by the Board effective March 27, 2013, may result in additional payments to the named executive officers in the event of a Change in Control, as described above.

Director Compensation

The Members of the Board do not receive any compensation for their service on the Board or any committee of the Board.

Compensation Committee

Although the Company is not required to establish a formal compensation committee, on November 17, 2010, the Board decided to establish one. The current members of the Compensation Committee are Fabrizio Campelli, Jeff Baer and Enrico Sanna.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with regard to the beneficial ownership of our membership interests as of March 1, 2013 for (i) each person who beneficially owned more than 5% of our Class A Membership Interests, which comprise our outstanding voting securities (ii) each member of our Board, (iii) each of our “named executive officers” identified in “Item 11. Executive Compensation” and (iv) all of the members of our Board and named executive officers as a group.

Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it. The following table also sets forth certain additional information with regard to the ownership of our Class B Membership Interests, which comprise our outstanding non-voting securities.

	Percentage Ownership of Class A (Voting) Membership Interests	Percentage Ownership of Class B (Non-Voting) Membership Interests
Nevada Voteco LLC (1)(2)	100%	—
Nevada Mezz 1 LLC (1)(3)	—	100%
Jeff Baer (1)(2)	—	—
Fabrizio Campelli (1)(2)	—	—
Stuart Clarke (1)(2)	—	—
Donna Milrod (1)(2)	—	—
Enrico Sanna (1)(2)	—	—
John Unwin (4)	—	—
Ronald G. Eidell (4)	—	—
Lisa Marchese (4)	—	—
Thomas McCartney (4)	—	—
Anthony Pearl (4)	—	—
All Members of the Board and executive officers as a group (9 persons)	—	—

(1)	The business address of each of Messrs. Baer, Campelli, Clarke, Sanna and Ms. Milrod, Nevada Voteco and Nevada Mezz is c/o Deutsche Bank AG New York Branch, 60 Wall Street, New York, New York 10005.
(2)	As of October 28, 2010, Nevada Voteco holds 100% of the Class A Membership Interests in the Company. Messrs. Baer, Campelli, Clarke, Sanna and Ms. Milrod constitute the members of Nevada Voteco and may be deemed to have beneficial ownership of the Class A Membership Interests held by Nevada Voteco in the Company. Deutsche Bank may also be deemed to be the beneficial owner of the Class A Membership Interests held by Nevada Voteco. See “Item 1. Business - Company Overview - Corporate Structure - Agreements Governing the Operation of The Cosmopolitan,” for more information on our ownership structure and the agreements governing the operations of our Company. Each of Messrs. Baer, Campelli, Clarke, Sanna, Ms. Milrod and Deutsche Bank disclaims beneficial ownership as to the Class A Membership Interests.
(3)	Nevada Mezz holds 100% of the Class B Membership Interests in the Company. Deutsche Bank, through its wholly-owned subsidiary, Nevada Parent 1 LLC, may be deemed to be the beneficial owner of the Class B Membership Interests held by Nevada Mezz in the Company. The business address of Deutsche Bank is 60 Wall Street, New York, New York 10005.
(4)	The business address of each of Messrs. Unwin, Eidell, McCartney, Pearl and Ms. Marchese is c/o The Cosmopolitan of Las Vegas, 3708 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company is involved in significant financing and other transactions with certain of its affiliates.

The following table sets forth amounts held with, receivable from and payable to affiliates as of December 31, 2012 and 2011 (in thousands):

	December 31,	December 31,
	2012	2011
Cash held with Deutsche Bank	$20,388	$19,578
Due from affiliate	83,105	—
Loan payable to affiliate	3,539,951	3,530,857
Interest payable to affiliate	10,867	11,122

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.2 million, $0.6 million, and $1.2 million during the years ended December 31, 2012, 2011, and 2010, respectively, for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The Company paid $1.1 million, $1.2 million and $0.1 million for the respective years ended December 31, 2012, 2011 and 2010.

Amended and Restated Limited Liability Company Agreement

The voting, management and other powers of holders of Class A Membership Interests and Class B Membership Interests of the Company, and the Board are governed by the Amended and Restated Limited Liability Company Agreement. For a description of certain material provisions, see “Item 1. Business - Agreements governing the operation of The Cosmopolitan - Amended and Restated Limited Liability Company Agreement.”

Operating Agreement of Nevada Voteco LLC

For a description of certain material provisions, see “Item 1. Business - Agreements governing the operation of The Cosmopolitan - Operating Agreement of Nevada Voteco LLC.”

Transfer Restriction Agreement

For a description of certain material provisions, see “Item 1. Business - Agreements governing the operation of The Cosmopolitan - Transfer Restriction Agreement.”

Letter Agreement

For a description of certain material provisions, see “Item 1. Business - Agreements governing the operation of The Cosmopolitan - Letter Agreement.”

Credit Facility

The Company maintains a $3.9 billion Credit Facility with DBCI, $3.5 billion of which was outstanding as of December 31, 2012. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion credit facility. The Company borrows on an unsecured basis from DBCI. The current expiration of the credit facility is December 2015. Borrowings carry an interest rate of LIBOR plus a LIBOR margin. Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). Subsequent to December 15, 2010, the LIBOR margin is 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360-day year.

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

Under the terms of our credit agreements, proceeds from these credit facilities may be used to pay for (i) the costs of constructing and completing the Property, (ii) Property operating deficits and, (iii) payment of interest on the loan to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt becomes due and payable upon a change of control of the Company.

Company Directors

Jeff Baer, Stuart Clarke, Fabrizio Campelli and Enrico Sanna are also officers of Deutsche Bank or affiliates thereof.

Review, Approval or Ratification of Transactions with Related Persons

Given the ownership and management of the Company, we have not adopted policies and procedures for the review, approval, or ratification of transactions required to be reported pursuant to Item 404(a) of Regulation S-K.

Director Independence

Although we are not subject to the rules promulgated by the Nasdaq Stock Market, we have used the independence requirements set forth in these rules as a benchmark to determine whether our Members of the Board are independent. Members of the Board do not meet the independence requirements set forth in the rules promulgated by the Nasdaq Stock Market because they are also officers of Deutsche Bank or affiliates thereof. However, given that the Voteco Members have direct control over us, we do not believe it is necessary to elect independent board members at this time.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by PwC for the fiscal years ended December 31, 2012 and 2011 for the audit of our consolidated annual financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $0.6 million and $0.7 million (which was increased by $0.1 million for final fees related to the 2011 period), respectively.

The aggregate fees billed for professional services rendered by KPMG for the fiscal years ended December 31, 2012 and 2011 for the reissuance of their audit opinion and for the audit of our consolidated annual financial statements, reviews of the financial statements included in our Form 10-Qs were $20,000 and $20,000, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services rendered by PwC during the fiscal years ended December 31, 2012 and 2011 that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in “Audit Fees” above were $0.

Tax Fees

The aggregate fees and expenses billed for tax compliance, tax advice and planning services by PwC during the years ended December 31, 2012 and 2011 were $0.1 million and $0.2 million, respectively.

All Other Fees

The aggregate amount billed for any other fees or expenses by PwC during the years ended December 31, 2012 and 2011 were $0 and $0, respectively.

Board Approval

The fees and services disclosed above for 2012 and 2011 were approved by the Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the Annual Report on Form 10-K.

1.	List of Financial Statements

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Members’ Deficit for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

We have omitted all financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1*	Certificate of Formation, dated as of July 30, 2008, for Nevada Property 1 LLC, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

3.2*	Amended and Restated Limited Liability Company Agreement of Nevada Property 1 LLC, dated as of April 2, 2010, by Nevada Mezz 1 LLC, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

3.3*	Operating Agreement of Nevada Voteco LLC dated April 15, 2010, by and among the initial members of Nevada Voteco LLC and any members admitted to Nevada Voteco LLC after such date, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.1*	Transfer Restriction Agreement dated April 15, 2010, by and among Jeff Baer, Stuart Clarke, Thomas Fiato and Donna Milrod, Nevada Voteco LLC and Nevada Mezz 1 LLC, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.2*	Letter Agreement, between Deutsche Bank AG and Members of Nevada Voteco LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

10.3*†	Employment Agreement, dated July 16, 2009, between Nevada Employer LLC and John Unwin, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.6*†	Transition Agreement, dated July 29, 2008, between Cosmo Senior Borrower LLC and Nathan Hong, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.7*†	Employment Agreement, dated February 1, 2010, between Nevada Employer LLC and Anthony Pearl, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.8*	Credit Agreement dated as of May 6, 2010, between Deutsche Bank AG Cayman Islands Branch and Nevada Property 1 LLC for $1.64 billion, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.9*	Credit Agreement dated as of May 6, 2010, between Deutsche Bank AG Cayman Islands Branch and Nevada Property 1 LLC for $2.22 billion, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.10*†	2010 Discretionary Cash Compensation Plan.

10.11*†	Employment Agreement, dated December 6, 2011, between Nevada Property 1LLC and Thomas J. McCartney

10.12*†	Consulting Agreement, dated February 21, 2012, between Nevada Property 1 LLC and Ronald G. Eidell

10.13*†	Employment Agreement, dated May 22, 2012, between Nevada Property 1 LLC and Ronald Eidell.

10.14*†	Employment Agreement, dated January 1, 2012, between Nevada Property 1 LLC and Lisa Marchese.

10.15**†	Employment Agreement, dated March 27, 2013, between Nevada Property 1 LLC and Anthony Pearl.

10.16**†	The Cosmopolitan of Las Vegas Management Incentive Award Plan dated as of March 27, 2013.

10.17**†	Incentive Award Agreement under The Cosmopolitan of Las Vegas Management Incentive Award Plan.

10.18**†	The Cosmopolitan of Las Vegas Management Exit Award Plan dated as of March 27, 2013.

10.19**†	Exit Award Agreement under The Cosmopolitan of Las Vegas Management Exit Award Plan.

21.1*	Subsidiaries of the Registrant.

24.1**	Power of Attorney for certain members of the Board of Nevada Property 1 LLC, authorizing the signing of this Annual Report on Form 10-K on their behalf.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***

Interactive data files pursuant to Rule 405 of Regulation S-T:

i.       the Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010;

ii.      the Consolidated Balance Sheets as of December 31, 2012 and 2011;

iii.     the Consolidated Statements of Members’ Deficit for the years ended December 31, 2012, 2011, and 2010;

iv.     the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and

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

March 29, 2013	Nevada Property 1 LLC

/s/ JOHN UNWIN
John Unwin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN UNWIN	Chief Executive Officer and Director (principal executive officer)	March 29, 2013
John Unwin

/s/ RONALD G. EIDELL	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	March 29, 2013
Ronald G. Eidell

/s/ FABRIZIO CAMPELLI*	Chairman	March 29, 2013
Fabrizio Campelli

/s/ STUART CLARKE*	Director	March 29, 2013
Stuart Clarke

/s/ ENRICO SANNA*	Director	March 29, 2013
Enrico Sanna

/s/ JEFF BAER*	Director	March 29, 2013
Jeff Baer

*	The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ John Unwin	March 29, 2013
(John Unwin, Attorney-in-Fact)