Form 10-Q
period 2013-03-31
Nevada Property 1 LLC
filed 2013-05-10
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of May 10, 2013 Nevada Voteco LLC owns all of the 100 Class A Voting Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Non-Voting Membership Interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash held with Deutsche Bank	$30,434	$20,388
Cash held with third parties and on hand	18,031	28,423

Total cash and cash equivalents	48,465	48,811
Accounts receivable, net	62,749	68,179
Due from affiliate	83,105	83,105
Inventories	12,509	10,749
Deferred income taxes	25,106	11,620
Restricted cash	1,129	1,551
Prepaid commissions	88	88
Prepaid expenses and other assets	26,089	18,330

Total current assets	259,240	242,433
Property and equipment, net	2,902,193	2,937,062
Intangible asset, net	11,209	11,627
Deferred income taxes	88,772	88,772
Other assets	38,209	41,038

Total assets	$3,299,623	$3,320,932

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$11,879	$9,136
Interest payable to affiliate	10,311	10,867
Accrued and other liabilities	75,451	80,456
Advance condominium deposits	653	653

Total current liabilities	98,294	101,112
Accounts payable - construction	1,754	163
Accounts payable - retention	222	154
Accrued and other liabilities - construction	1,153	3,957
Loan payable to affiliate	3,547,708	3,539,951
Other liabilities	5,539	5,936

Total liabilities	3,654,670	3,651,273
Commitments and contingencies (note 12)
Members’ deficit	(355,047)	(330,341)

Total liabilities and members’ deficit	$3,299,623	$3,320,932

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In thousands)

	Three Months Ended March 31,
	2013	2012
Revenues:
Casino	$40,878	$30,838
Hotel	63,712	58,973
Food and beverage	74,686	71,783
Entertainment, retail and other	7,623	6,843

Gross revenues	186,899	168,437
Less — promotional allowances	(27,396)	(25,335)

Net revenues	159,503	143,102

Operating expenses:
Casino	28,461	24,638
Hotel	9,924	9,040
Food and beverage	49,233	48,436
Entertainment, retail and other	5,631	6,247
Sales and marketing	20,897	20,016
General and administrative	24,347	25,797
Corporate	3,600	3,023
Pre-opening	52	—
Loss on disposal of assets	—	156
Depreciation and amortization	45,252	42,072

Total operating expenses	187,397	179,425

Operating loss	(27,894)	(36,323)

Other income (expense):
Net settlement and default income	—	12,661
Interest income	12	123
Interest expense, net of amounts capitalized	(10,311)	(12,510)

Loss before income taxes	(38,193)	(36,049)

Income tax benefit	(13,487)	(12,626)

Net loss	$(24,706)	$(23,423)

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(24,706)	$(23,423)
Deferred income taxes	(13,486)	(12,626)
Depreciation and amortization	45,252	42,073
Loss on disposal of assets	—	156
Changes in operating assets and liabilities:
Accounts receivable, net	5,429	(8,449)
Inventories	(1,759)	180
Prepaid expenses and other assets	(4,930)	4,548
Accounts payable	2,743	(3,599)
Accrued and other liabilities	(7,796)	8,834
Interest payable to affiliate	(556)	1,388
Restricted cash	422	32,162
Advance condominium deposits	—	(32,160)

Net cash provided by operating activities	613	9,084

Cash flows from investing activities:
Ordinary capital expenditures	(2,710)	—
Capital expenditures from major developments and for construction projects	(6,006)	(13,096)
Proceeds from sale of assets	—	77

Net cash used in investing activities	(8,716)	(13,019)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	7,757	18,216
Principal payments under loan payable to affiliate	—	(15,000)

Net cash provided by financing activities	7,757	3,216

Net decrease in cash and cash equivalents	(346)	(719)
Cash and cash equivalents at beginning of period	48,811	77,293

Cash and cash equivalents at end of period	$48,465	$76,574

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$10,867	$11,122

Non-cash investing activities:
Change in accrued additions to construction in progress	$1,249	$9,971

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Description of the Business

Company Overview

Nevada Property 1 LLC, a limited liability company organized in Delaware, owns and operates The Cosmopolitan of Las Vegas (the “Property”, the “Company” or “The Cosmopolitan”) which commenced operations on December 15, 2010. Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

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

The principal executive offices of The Cosmopolitan of Las Vegas are located at 3708 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and the telephone number is (702) 698-7000. The Cosmopolitan’s internet website is located at www.cosmopolitanlasvegas.com. The information on our website is not part of this Quarterly Report on Form 10-Q.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued — Unaudited)

2.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Principles

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The unaudited results for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2013.

As previously noted, the Company is an indirect wholly-owned subsidiary of Deutsche Bank. In the normal course of business, the Company’s operations may include significant transactions conducted with Deutsche Bank or affiliated entities of Deutsche Bank.

Reclassification and revision

We now present sales and marketing expenses as a separate line item on the condensed consolidated statements of operations and have reclassified amounts in the prior period statement to conform to the current period’s presentation. This reclassification had no effect on the previously reported net loss. In addition we revised net cash provided by operating activities and net cash used in investing activities in the three month period ended March 31, 2012 by $1.1 million to correct for the inclusion of the loss on disposal of assets in the 2012 cash flow statement. We assessed the materiality of this correction and concluded that it was not material to our previously issued financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and the Identity Membership Program (our customer guest reward program), estimated cash flows in assessing the recoverability of long-lived assets and asset impairments, and contingencies and litigation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, and accounts payable approximates fair value due to their short-term maturities. All of the Company’s debt is held by an affiliate and accrues interest at the three-month London Interbank Offering Rate (“LIBOR”) plus 85 basis points. LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360-day year. Given the related party nature of the Company’s debt, it is unlikely that the Company could obtain similar financing on the same terms with a third-party in an arm’s length transaction.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued — Unaudited)

Newly Issued Accounting Pronouncements

In January 2013 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required under ASU No. 2013-01 will be applied retrospectively for all comparative periods presented. The adoption of this amendment will impact only the disclosures in the Company’s consolidated financial statements in future periods should the Company obtain any of the financial instruments included within the scope of this pronouncement.

In February 2013 the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, e.g., recognized derivative instruments, bifurcated embedded derivates, etc., for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU No. 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. ASU No. 2013-04 will be applied retrospectively. The Company does not currently have joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Should the Company enter into such liability arrangements, the adoption of this amendment will impact only the disclosures in the Company’s consolidated financial statements in future periods.

No other new accounting pronouncements issued or effective during 2013 or 2012 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3.	Income Taxes

For the three months ended March 31, 2013 and 2012, the effective income tax rates were (35.31%) and (35.02%), respectively.

The Company’s tax jurisdiction is the United States. Effective January 1, 2012, pursuant to a broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank and is included in the Consolidated Group’s tax return. The Consolidated Group’s income tax return is under examination and the Company believes it has no uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than our expected outcome and impact the provision for income taxes.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued — Unaudited)

4.	Accounts Receivable, net

Net accounts receivable consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Casino	$32,743	$36,665
Hotel	29,549	28,074
Other	9,493	12,208

	71,785	76,947
Less: allowance for doubtful accounts	(9,036)	(8,768)

	$62,749	$68,179

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

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Prepaid expenses	$19,537	$15,429
Other assets	6,552	2,901

	$26,089	$18,330

Prepaid expenses as of March 31, 2013 and December 31, 2012 consist primarily of expenses relating to insurance, marketing, operations, and maintenance. Other assets as of March 31, 2013 and December 31, 2012 consist primarily of imprest funds relating to our partner restaurants and security deposits.

6.	Property and Equipment, net

Net property and equipment are stated at the lower of cost or fair value and consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$110,454	$110,454
Buildings, buildings and land improvements	2,684,803	2,684,331
Furniture, fixtures and equipment	475,293	468,489
Construction in progress	11,335	8,647
Less: accumulated depreciation	(379,692)	(334,859)

	$2,902,193	$2,937,062

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued — Unaudited)

Interest of $0.0 million was capitalized for each of the three months ended March 31, 2013 and 2012. Depreciation expense of $44.8 million and $41.7 million was incurred during the three months ended March 31, 2013 and 2012.

7.	Owner Controlled Insurance Program

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve as of March 31, 2013 and December 31, 2012 is $2.4 million for each of the reporting periods and is classified as accrued and other liabilities in the accompanying condensed consolidated balance sheets.

The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The completed operations and professional liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. For insurance coverage purposes, the Project completion date was established as December 1, 2010. Workers’ compensation claims remain open until all claims are settled or benefits paid. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of March 31, 2013 will be sufficient to pay all existing and expected future claims related to the Property.

As of March 31, 2013, the balance for our owner controlled insurance program was $22.1 million compared to $22.2 million as of December 31, 2012. For the three months ended March 31, 2013, we paid claims of $0.0 million and $0.1 million related to current year and prior years’ claims, respectively. For the three months ended March 31, 2012, we paid claims of $0.0 million and $0.4 million related to current year and prior years’ claims, respectively. The Company also earned interest of $0.0 million on the funds maintained in the loss payout account at each of March 31, 2013 and 2012.

8.	Restricted Cash and Advance Condominium Deposits

Restricted cash consists primarily of tokes (tips) earned by our CoStars (the Company identifies its staff as “CoStars” ) in the Company’s slot and table games departments and non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The restricted cash balance at March 31, 2013 is comprised of $0.4 million of tokes and $0.7 million of advance condominium deposits and, as of December 31, 2012, is comprised of $0.9 million of tokes and $0.7 million of advance condominium deposits. The advance condominium balance of $0.7 million at March 31, 2013 and December 31, 2012 are both composed of $0.6 million in principal and $0.1 million in interest.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued — Unaudited)

The Company records deposits received under condominium hotel unit sale agreements as restricted cash and deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as income upon closing of the sale of the condominium hotel units, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and is recognized in other income within the condensed consolidated statements of operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium hotel purchasers or arising due to buyer default is recognized as other income within the condensed consolidated statements of operations (refer to Note 12 for further discussion).

9.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued accounts payable	$9,640	$12,050
Accrued payroll costs	21,087	23,680
Deposits - patrons	2,724	6,458
Advance deposits	13,925	11,385
Chip liability	2,228	4,916
Other liabilities	25,847	21,967

	$75,451	$80,456

10.	Loan Payable to Affiliate

The Company maintains a $3.9 billion credit facility (the “Credit Facility”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a branch of Deutsche Bank AG. DBCI has no obligation to provide the Company with additional funding beyond the Credit Facility. The current expiration of the Credit Facility is December 2015. Borrowings carry an interest rate of LIBOR plus a margin of 85 basis points (0.85%). Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. Principal repayment will be due on the fifth year anniversary of the term loan. The Credit Facility does not include any financial covenants.

Proceeds from the Credit Facility may be used to pay for (i) the costs of constructing and completing our fully-integrated resort, (ii) Property operating deficits and, (iii) payment of interest on the Credit Facility to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt will become due and payable upon a change of control of the Company.

The total amount of the loan payable to affiliate at March 31, 2013 and December 31, 2012 is $3.5 billion for each reporting period. Additionally, at March 31, 2013 and December 31, 2012, the Company has an interest payable to affiliate of $10.3 million and $10.9 million, respectively, with a weighted average interest rate at March 31, 2013 and 2012 of approximately1.16% and 1.23%, respectively.

The Company classifies construction-related accounts payable, retention and accrued and other liabilities as long-term liabilities as they are financed by the Company’s Credit Facility and therefore, will not require the use of working capital.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued — Unaudited)

11.	Related Party Transactions

The Company is involved in significant financing and other transactions with certain of its affiliates and Deutsche Bank.

The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank (in thousands):

	March 31, 2013	December 31, 2012
Cash held with Deutsche Bank	$30,434	$20,388
Due from affiliate	83,105	83,105
Loan payable to affiliate	3,547,708	3,539,951
Interest payable to affiliate	10,311	10,867

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.1 million and $0.0 million during the three months ended March 31, 2013 and 2012, respectively for those services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Nevada Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. On behalf of Nevada Voteco, the Company paid $0.2 million and $0.4 million during the three months ended March 31, 2013 and 2012, respectively.

Effective January 1, 2012, pursuant to a broader tax reorganization, the Company became part of a Consolidated Group owned by Deutsche Bank. As of March 31, 2013 and December 31, 2012, the Company had a current tax-effected net operating loss of $83.1 million that will be utilized by the Consolidated Group, which is presented as a receivable from affiliate in the accompanying condensed consolidated balance sheets. The Company expects to be reimbursed for the utilization of its net operating losses in 2012 by the Consolidated Group during 2013. In addition, the Company generated $38.2 million ($13.5 million, tax-effected) of net operating losses in the period ended March 31, 2013 which are presented as a component of current deferred tax assets in the accompanying condensed consolidated balance sheet.

12.	Commitments, Contingencies and Litigation

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

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued — Unaudited)

Class Action Suits

a. Wage and Hour

During late 2012, the Company was put on notice and or served with two separate class action lawsuits related to alleged unpaid compensation for time incurred by CoStars while on property for donning and doffing of the CoStars required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. One of the purported wage and hour class action lawsuits is pending in state court, and one is pending in federal court. These matters are in the earliest stages of proceedings with meaningful discovery just commencing. No depositions have occurred. No motion to certify a class has been filed in the state court action. A motion to conditionally certify certain classes of employees was filed in the federal court action, but that motion has been denied in part and stayed in part. In addition, substantial questions of law and fact remain unresolved in both cases, and motion practice may ultimately result in dismissal of the federal court case.

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

On May 7, 2013, the Company was served with a fourth complaint, naming the Company, another Las Vegas Strip property and a vendor of the Company as defendants in a wage and hour class action, regarding alleged unpaid wages for time incurred by certain of the vendor’s employees. The Company is evaluating the claims and assessing its defenses, including whether it has applicable insurance and/or indemnification rights and therefore is unable to currently provide an estimate of reasonably possible loss or range of loss.

The Company believes that it has meritorious defenses with respect to these matters and intends to defend its positions vigorously.

b. Alleged unlawful taping/recording

A class action lawsuit was filed during the quarterly period ended September 30, 2012 in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. This matter is in the earliest stages of proceedings. Meaningful discovery has not commenced, no depositions have occurred, and no motions to certify a class or subclasses have been filed. Substantial questions of law and fact are unresolved. Specific additional factors applicable to this case that prevent the Company from providing an estimate of reasonably possible loss or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported class are unspecified or indeterminate; and, (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company. The Company believes that it has meritorious defenses with respect to this matter and intends to defend its position vigorously. The Company filed a motion to dismiss this lawsuit in October 2012 and is awaiting a ruling from the Superior Court in the State of California.

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

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued — Unaudited)

Commitments and Other Legal Proceedings

a. Property General Contractor and Other Purchase Obligations

The Company had previously engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operated under a Guaranteed Maximum Price (“GMP”) contract that defined the scope of work to be performed, established the budget for the scope of work, and set the general time scale of the job. As of March 31, 2012, remaining amounts expected to be paid under the GMP contract and approved change orders totaled $3.4 million. As of March 31, 2013, there are no remaining amounts expected to be paid to Perini under the GMP contract.

Subsequent to March 31, 2012, the Company engaged Penta Building Group (“Penta”) to act as the general contractor for certain Property projects. Penta operates under a GMP contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. Amounts owed to Penta under the GMP contract and related approved change orders are recorded as accounts payable – construction in the condensed consolidated balance sheets.

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of March 31, 2013 and 2012, amounts expected to be paid to WARB under executed contracts totaled $0.0 million and $0.3 million, respectively.

As of March 31, 2013, the Company had total construction commitments of $20.2 million.

Within the Company’s Credit Facility of $3.9 billion from DBCI is a revolving line of credit for $20.0 million reserved for purposes of issuing standby letters of credit. The Company currently maintains three standby letters of credit totaling $2.8 million pursuant to agreements related to insurance, an administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of March 31, 2013.

b. Condominium Hotel Litigation

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

For the three months ended March 31, 2012 and year ended December 31, 2012, buyers representing 178 and 187 condominium hotel units in The Cosmopolitan, respectively, agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units. Primarily, under the terms of the settlements, buyers of units in the West Tower of The Cosmopolitan received a refund of 50% of their principal earnest money deposits and buyers of units in the East Tower received a refund of 40% of their principal earnest money deposits. The Company retained 50% of the principal deposits, plus 100% of all interest, under the West Tower purchase contracts, and 60% of the principal deposits, plus 100% of all interest, under the East Tower purchase contracts. As a result, the Company recognized as net settlement income a net gain of $12.7 million for the three months ended March 31, 2012 and $14.0 million for the year ended December 31, 2012.

NEVADA PROPERTY 1 LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued — Unaudited)

As of March 31, 2013, there are 13 condominium hotel units remaining under contract at The Cosmopolitan. The Company is actively engaged in various arbitration and other dispute resolution proceedings with respect to each of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings and is seeking to recover the deposits paid by such buyers due to their failure to close and perform under their respective purchase contracts. The Company has prevailed in many of the pending arbitrations and is in the process of confirming and enforcing the respective arbitration awards. The Company intends to complete arbitration proceedings against the buyers of remaining units, who have not agreed to settle and release their claims, on terms acceptable to the Company.

c. Other Matters

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

Nevada Voteco holds 100% of the Company’s Class A membership interests and 100% of the Company’s Class B membership interests are held by Nevada Mezz.

Disclosure Pursuant to Section 13(r) of the Exchange Act

Section 13(r) of the Exchange Act requires a public reporting issuer to disclose in its reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. The Company itself has nothing to report. However, Deutsche Bank AG may be viewed as our affiliate. Deutsche Bank AG has provided us with the disclosure set forth below describing the relevant activities of it and its affiliates for the quarter ended March 31, 2013. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its consolidated subsidiaries. None of the disclosed activities or transactions were conducted by the Company.

“Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended, an issuer of securities registered under the Securities Exchange Act of 1934 is are required to disclose in its periodic reports filed under the Securities Exchange Act of 1934 certain of its activities and those of its affiliates relating to Iran and to other persons sanctioned by the U.S. under programs relating to terrorism and proliferation of weapons of mass destruction that occurred during the period covered by the report. We describe below a number of potentially disclosable activities of Deutsche Bank AG and its affiliates. Disclosure is generally required regardless of whether the activities, transactions or dealings were conducted in compliance with applicable law.

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of a number of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of January 1, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities are guaranteed by national export credit agencies representing two European national governments and one Asian national government. The obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, are waived for 2013, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above or for the former borrower NIOC, into which receivables are in principle paid by the buyers of the oil and oil products. During the first quarter of 2013, however, no receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to freeze the accounts in light of the overall sanctions environment.

During the first quarter of 2013, € 5.67 million was paid into the escrow accounts, caused by a partial refund of the premium originally paid to the German export credit agency, due to the prepayment of the covered financing in 2012, and we, in our role as escrow agent, distributed to the participants in the banking consortia approximately € 4,200 including portions attributable to us totalling approximately € 400.

Without being either agent or arranger and in our role as mere lender participant we received approximately € 1.1 million of repayments in principal and approximately € 70,000 interest in the first quarter of 2013.

We generated revenues in the first quarter of 2013 of approximately € 1.1 million in respect of these financing arrangements, of which approximately € 1.0 million consisted of escrow account revenues, approximately € 40,000 consisted of loan interest revenues and approximately € 50,000 consisted of fee revenues. The net profits were less than these amounts.

Our portion of the remaining loan facilities amounted to approximately € 35 million as of March 31, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

As of March 31, 2013, we have an undrawn commitment under one of the financing agreements referred to above under which the NPC is borrower of approximately € 1.3 million. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly-owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we intend to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Sepah, Bank Tejarat and NPC. In that capacity, it received approximately € 0.4 million in repayments of principal and interest in the first quarter of 2013, part of which was paid by us to BHF-BANK in our capacity as agent or arranger, almost all of which it passed on to participants in such arrangements. In the first quarter of 2013, BHF-BANK’s gross revenues from this business were approximately € 23,000 and its net profits were less than this amount.

Legacy Contractual Obligations Related to Guarantees. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to refrain from issuing new guarantees to Iranian or Iran-related beneficiaries. Although these pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. In 2012, we exited many of these guarantees, but a number are still outstanding, having an aggregate face amount of approximately € 8.5 million as of March 31, 2013. We paid approximately € 2,500 in cancellation fees in the first quarter of 2013 in respect of these guarantees into frozen accounts of the relevant Iranian banks at European financial institutions. The gross revenues from this business in the first quarter of 2013 were approximately € 16,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 9.0 million as of March 31, 2013, the gross revenues received from non-Syrian parties for these guarantees in the first quarter of 2013 were approximately € 20,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of € 385 to the frozen account of the Syrian bank.

BHF-BANK, based on similar legacy guarantees issued before 2012, paid commissions and charges in the first quarter of 2013 of approximately € 1,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received in the first quarter of 2013 approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. No new guarantees were issued relating to such business in the first quarter of 2013, nor were existing guarantees extended or paid. The aggregate face amount of these legacy guarantees was approximately € 22.5 million as of March 31, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 0.5 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profit derived from these activities was less than this amount.

We intend to exit these arrangements in the coming years as soon as possible.

Payments. We received one payment of less than € 13,000 in favor of a non-Iranian client in Germany, which payment was subsequently found to have stemmed from a relevant Iranian entity. Revenue for this incoming payment was less than € 250. In line with applicable law, we intend to continue to execute incoming payments such as this for our corporate or private clients.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French Central Bank accept fund transfers from these

Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the first quarter of 2013, we received approximately € 36 million in such disbursements in less than 400 transactions via the German and French Central Banks in respect of payments from the above-mentioned Iranian banks, and the net profits derived from these payments were negligible (less than one euro per transaction). Relevant transactions of our subsidiary Postbank are included in these figures. In general we intend to continue this business.

The German Bundesbank also accepts fund transfers in favor of the above-mentioned Iranian banks and freezes the relevant amounts under applicable law. By using this avenue, we on behalf of one of our clients transferred to one of the Iranian banks mentioned above one payment of € 13,300 (revenues were less than one euro). We do not seek to execute such payments.

At the request of the German Bundesbank, BHF-BANK maintains accounts for Bank Sepah’s Frankfurt branch, which accounts are frozen under European sanctions law. In the first quarter of 2013, the total volume of outgoing payments from these accounts was approximately € 3 million, which payments were made with the consent of the competent authorities in Germany under applicable law. In the first quarter of 2013, the gross revenues from this activity were approximately € 3,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. Iranian embassies and consulates in Germany and the Netherlands also hold accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian Consulate of girocard (debit card/ATM) terminals as well as the processing of transactions of cardholders using those terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The accounts maintained exist to fund the day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. Additionally, Deutsche Bank Netherlands N.V. has a relationship with the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 4.7 million in the first quarter of 2013, which payments were made with the consent of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 11,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations with various European countries and the United Nations. We intend to continue these activities.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to: continuing recessionary economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry; changes in the competitive environment in our industry; the seasonal nature of the hotel, resort and casino industry; the capital intensive nature of the Las Vegas hotel, resort and casino industry; costs associated with compliance with extensive regulatory requirements; diminishing value of our name, image and brand; maintaining the integrity of customer information; the loss of key members of our senior management; dependence on various third-party operators to provide key amenities; the outcome of pending or future legal proceedings; cyber security risk; our ability to collect gaming receivables from our credit players; and the other risks discussed in the section entitled “Item 1A — Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2013. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

Operations

The Cosmopolitan comprises approximately 8.7 acres of land and is located on the Las Vegas Strip directly between MGM Resorts International’s Bellagio and City Center properties. The Cosmopolitan is connected to City Center to the south via an elevated pedestrian bridge and to the east side of the Las Vegas Strip via a second pedestrian bridge, as well as ground floor public access from Bellagio to the north. The Cosmopolitan opened its doors to the public at 8:00 p.m. Pacific Standard Time on December 15, 2010.

The Casino

The approximately 110,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,355 slot machines and 95 table games, with immediate guest access from each of the East and West Towers and is accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three-story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate areas for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

At opening on December 15, 2010, the 50-story East and 52-story West Towers comprised 1,998 hotel and condominium hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck (“Phase I”). The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment systems, wireless internet and a custom in-room bar. The condominium hotel style rooms offer expansive terraces with dazzling views of the Strip. Subsequent to the completion of Phase I, an additional 978 hotel and condominium hotel style units located in the West Tower (“Phase II”) have been completed.

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

Spa/Salon/Fitness Centers

Our integrated resort offers a 50,000 square-foot spa and hammam facility, located at the base of the West Tower which is easily accessible from any room in The Cosmopolitan. Our spa and hammam facility is a key element in the overall offerings to our guests, and offers a level of quality, service and experience that we believe competes with the best spa offerings in the Las Vegas market.

Separately, the Property also offers two fitness centers, one in the East Tower and the other in the West Tower (including tennis courts), offering our guests twenty-four hours a day, seven days a week access to high quality fitness and exercise equipment.

Convention and Banquet Facility

Our approximately 185,000 square-foot convention and banquet facility is located on the second, third and fourth levels of the podium. The space is designed for maximum flexibility, and can accommodate everything from small group meetings to large conferences in the 66,000 square feet of ballroom space. Directly beneath the hotel towers, the location of the ballroom space is unique to the Las Vegas market, allowing convention attendees immediate, direct access from the hotel towers to the meeting space. The space features full high speed Wi-Fi coverage and support capabilities to enable all modern meeting technology requirements.

The Event Center

In early 2013, we announced the build-out of our planned 65,000 square foot, approximately 3,000-seat multi-use event center (the “Event Center”). This entertainment and group venue is intended to encourage companies to book larger conventions, as well as to choose the Property for product launches and other branding events. The Event Center is scheduled to open at the end of 2013.

Results of Operations

The following table presents selected historical financial data from the condensed consolidated statements of operations for each of the periods indicated. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Three Months Ended March 31,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Net revenues	$159,503	$143,102	$16,401	11.5%
Operating expenses	187,397	179,425	7,972	4.4%
Operating loss	(27,894)	(36,323)	8,429	23.2%
Loss before income taxes	(38,193)	(36,049)	(2,144)	(5.9%)
Income tax benefit	(13,487)	(12,626)	861	6.8%
Net loss	(24,706)	(23,423)	(1,283)	(5.5%)

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

Our revenues for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Revenues:
Casino	$40,878	$30,838	$10,040	32.6%
Hotel	63,712	58,973	4,739	8.0%
Food and beverage	74,686	71,783	2,903	4.0%
Entertainment, retail and other	7,623	6,843	780	11.4%

Gross revenues	186,899	168,437	18,462	11.0%
Less — promotional allowances	(27,396)	(25,335)	(2,061)	8.1%

Net revenues	$159,503	$143,102	$16,401	11.5%

Gross revenues for the three months ended March 31, 2013 increased $18.5 million or 11.0%, when compared to the same period in 2012. Casino revenues increased $10.0 million or 32.6% primarily due to the performance of our table games. The table games hold percentage for the three months ended March 31, 2013 was 14.3% (our expected range is 10.0% to 14.0%) as compared to 9.5% for the three months ended March 31, 2012. Our focus continues to be on supplementing the level of table games play at the Property, as well as increasing the volume of slot play through leveraging our unique Identity Membership Program, increasing international hosting services, building our database of slot customers and expanding our alliance program.

For the three months ended March 31, 2013, hotel revenues, ADR and REVPAR increased over the same period in 2012, primarily reflecting continued strong demand in the free independent traveler and group sales categories, as well as the Company’s January 1, 2013 resort fee implementation. ADR and occupancy for the three months ended March 31, 2013 were $273 and 87.8%, respectively, generating REVPAR of $238. ADR and occupancy for the three months ended March 31, 2012 were $253 and 86.8%, respectively, generating REVPAR of $220.

Food and beverage revenues for the three months ended March 31, 2013 increased $2.9 million or 4.0%, when compared to the same period in 2012. Food and beverage revenues from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, our third-party operated restaurant collections as well as the Marquee. Third-party operated restaurants and the Marquee are 100% owned by the Company, but managed and operated by third-parties. Revenue performance for the three months ended March 31, 2013 is primarily attributable to strong market growth in the group and convention business which directly contributed to higher revenues generated from banquet and buffet services, the high volume of customers visiting our restaurants, as well as the increased number of customers staying at our Property.

Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the three months ended March 31, 2013 and 2012 were $7.6 million and $6.8 million, respectively, representing an increase of $0.8 million or 11.4%. The quarter-over-quarter increase in entertainment and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees.

Revenues for the three months ended March 31, 2013 and 2012 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances are deducted from revenues. We believe the level of promotional allowances incurred for the respective three month periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance expense to continue in the short-term, but decline to industry norms over the long-term.

Operating expenses

We now present sales and marketing expenses as a separate line item on the condensed consolidated statements of operations and have reclassified amounts in the prior period statement to conform to the current period’s presentation.

Our operating expenses increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The 4.4% increase in overall operating expenses was notably lower than the growth in gross revenues of 11.0% for the three months ended March 31, 2013. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing department operating expenses, resulting in higher operating margins.

	Three Months Ended March 31,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Operating expenses:
Casino	$28,461	$24,638	$3,823	15.5%
Hotel	9,924	9,040	884	9.8%
Food and beverage	49,233	48,436	797	1.6%
Entertainment, retail and other	5,631	6,247	(616)	(9.9%)
Sales and marketing	20,897	20,016	881	4.4%
General and administrative	24,347	25,797	(1,450)	(5.6%)
Corporate	3,600	3,023	577	19.1%
Pre-opening	52	—	52	100.0%
Loss on disposal of assets	—	156	(156)	(100.0%)
Depreciation and amortization	45,252	42,072	3,180	7.6%

Total operating expenses	$187,397	$179,425	$7,972	4.4%

Departmental Expenses

In general, the 4.4% increase in overall operating expenses is reflective of higher incremental expenses generated from the Company’s quarter-over-quarter revenue growth. In addition, the increase in casino operating expenses for the three months ended March 31, 2013 also includes higher commissions for independent representatives generated from the Company’s expanded host program, as well as continuing refinement of hotel, food and beverage and other costs associated with complimentary goods and services offered to our customers. Per their respective agreements, we also incurred higher management and incentive fees owed to partner restaurants for performing at higher profitability levels.

Sales and Marketing, General and Administrative and Corporate Expenses

For the three months ended March 31, 2013, sales and marketing expenses increased slightly which was offset by a decrease in general and administrative expenses. The quarter-over-quarter fluctuations in sales and marketing, as well as general and administrative expenses is primarily attributable to the Company’s continuing efforts to control these costs in conjunction with operating revenue growth. Corporate expenses, which include corporate salaries, increased primarily due to higher fees associated with certain litigations.

Depreciation and Amortization

Depreciation and amortization charges were $45.3 million for the three months ended March 31, 2013 and $42.1 million for the three months ended March 31, 2012. The primary reason for the increase was that, throughout 2012, certain Phase II components of the Property were placed into service.

Other Income (Expense)

Our other income and expenses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Other income (expense):
Net settlement and default income	$—	$12,661	$(12,661)	N/A
Interest income	12	123	(111)	(90.1%)
Interest expense, net of amounts capitalized	(10,311)	(12,510)	2,199	(17.6%)

Total other income (expense)	$(10,299)	$274	$(10,573)	N/A

Net Settlement and Default Income

The net settlement and default income of $12.7 million recorded in the three months ended March 31, 2012 represented certain purchasers within the East and the West Towers, who had previously opted out of the settlement offers, settling their claims with us in individual transactions on terms identical to the applicable class action settlement.

Interest Expense, Net of Amounts Capitalized

The Company had weighted average borrowings of $3.5 billion at March 31, 2013 and 2012. At March 31, 2013 and 2012 the interest rate was 1.13% and 1.43%, respectively.

Income Taxes

For the quarters ended March 31, 2013 and 2012, our income tax provision was ($13.5) million and ($12.6) million, respectively. Our effective income tax rate was (35.31%) for the quarter ended March 31, 2013, compared to (35.02%) for the corresponding 2012 period. Effective January 1, 2012, the Company is part of a Consolidated Group owned by Deutsche Bank and is party to a tax sharing agreement with the Consolidated Group. The effective income tax rate for the quarter ending March 31, 2013 includes the benefit for being a party to such tax sharing agreement. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

Non-US GAAP Measure – EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are used by management as the primary measures of operating performance of The Cosmopolitan. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, rent expenses and corporate expenses.

Management has presented EBITDA and adjusted EBITDA information as supplemental disclosures to the reported US GAAP measures because it believes that these measures are widely used to assess the operating performance in the gaming and hospitality industry. Certain items excluded from EBITDA and adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that are not comparable between the periods being presented.

EBITDA and adjusted EBITDA should not be construed as alternatives to operating income or net income, as indicators of our performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures determined in accordance with US GAAP. Also, other companies in the gaming and hospitality industries that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner.

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net loss for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Unaudited — In thousands)	2013	2012
Net loss	$(24,706)	$(23,423)
Interest, net	10,299	12,387
Income tax benefit	(13,487)	(12,626)
Depreciation and amortization	45,252	42,072

EBITDA	17,358	18,410
Corporate	3,600	3,023
Pre-opening	52	—
Rent expenses	139	638

Adjusted EBITDA	$21,149	$22,071

Liquidity and Capital Resources

The following table presents condensed consolidated statements of cash flows data for each of the periods indicated:

	Three Months Ended March 31,
(Unaudited — In thousands)	2013	2012
Net cash provided by operating activities	$613	$9,084
Net cash used in investing activities	(8,716)	(13,019)
Net cash provided by financing activities	7,757	3,216

We revised net cash provided by operating activities and net cash used in investing activities in the three month period ended March 31, 2012 by $1.1 million to correct for the inclusion of the loss on disposal of assets in the 2012 cash flow statement. We assessed the materiality of this correction and concluded that it was not material to our previously issued financial statements.

Cash Flows – Operating Activities

The decrease in net cash provided by operating activities in the three months ended March 31, 2013 compared to net cash provided by operating activities in the three months ended March 31, 2012 is primarily attributable to timing of payments for certain significant prepaid expenses and accrued liabilities, including property taxes and IT management contracts, as well as the purchase of higher liquor inventories to take advantage of pricing efficiencies. These operating activity cash outflows were offset by higher accounts receivable collections during the three months ended March 31, 2013 as compared to the same reporting period during 2012. During the three months ended March 31, 2012, the Company generated $12.7 million of condominium settlement and default income.

Cash Flows – Investing Activities

Significant completion of Phase II occurred through September 2011 with related construction cost and retention payments occurring through the three months ended March 31, 2012. The major capital expenditures of $6.0 million incurred for the three months ended March 31, 2013 were primarily related to construction of certain components of our integrated resort, including the Event Center. In addition to direct costs of construction included in construction in progress are soft or indirect costs. These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the three months ended March 31, 2013 and 2012, the Company capitalized related soft costs in the amount of $1.3 million and $1.8 million, respectively.

Cash Flows – Financing Activities

The Company maintains a $3.9 billion Credit Facility with DBCI, $3.5 billion of which was outstanding as of March 31, 2013. Deutsche Bank has no obligation to provide the Company with additional funding beyond the Credit Facility. Amounts under the total Credit Facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. Borrowings carry an interest rate of LIBOR plus a LIBOR margin of 85 basis points (0.85%). The Credit Facility does not include any financial covenants. The current expiration of the Credit Facility is December 2015.

For the three months ended March 31, 2013, the net cash provided by financing activities balance of $7.8 million represents amounts drawn against our Credit Facility which were primarily utilized for construction costs relating to the Event Center and to finance, in part, the operations at the Property. For the three months ended March 31, 2012, cash flows provided by financing activities represent the amounts drawn against our Credit Facility of $18.2 million which we used to pay construction expenses relating to Phases I and II of the Property, construction of the additional high limit gaming area and to finance the operations at the Property. These draws were offset by repayments of principal in the amount of $15.0 million in February 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had $48.5 million in available cash and cash equivalents.

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

We intend to finance ongoing major capital expenditures, including our Event Center, with borrowings from DBCI through the Credit Facility, which is available through December 2015. We may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

Under the terms of our Credit Facility, proceeds from these credit facilities may be used to pay for (i) the costs of constructing and completing our fully-integrated resort, (ii) Property operating deficits and, (iii) payment of interest on the Loan to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt will become due and payable upon a change of control of the Company.

The Company classifies construction-related accounts payable, retention and accrued and other liabilities as long-term liabilities as they are financed by the Credit Facility, and therefore, will not require the use of working capital.

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention related to the build-out of the Event Center, normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that our sources of capital, described below, will be sufficient to meet our short-term liquidity requirements. 2013 short-term liquidity requirements are estimated to be approximately $110.0 million to $130.0 million.

We expect to meet our short-term liquidity needs in 2013 through borrowings under the existing Credit Facility, from operating cash flows generated by the Property and from collections of the amount due from affiliate, representing our current net operating loss that will be utilized by the Consolidated Tax Group. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements.

Long-Term Liquidity Requirements: We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary to finance future renovation projects and to finance ongoing operational costs.

We intend to satisfy our long-term liquidity requirements through borrowings under the existing Credit Facility and operating cash flows generated by the Property.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our consolidated financial statements included in our 2012 Annual Report on Form 10-K filed on March 29, 2013.

Newly Issued Accounting Pronouncements

Refer to related disclosure within Note 2 to our condensed consolidated financial statements included in Item 1 — Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our Credit Facility with DBCI has a variable interest rate. As of March 31, 2013, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $35.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2013, in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, (ii) the condensed consolidated balance sheets as of March 31, 2013 and March 31, 2012, (iii) the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, and (iv) notes to the condensed consolidated financial statements.

*	Filed herewith
**	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC
Registrant

/s/ JOHN UNWIN
John Unwin
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013

/s/ RONALD G. EIDELL
Ronald G. Eidell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2013