Form 10-Q
period 2013-06-30
Nevada Property 1 LLC
filed 2013-08-02
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of August 2, 2013 Nevada Voteco LLC owns all of the 100 Class A voting membership interests and Nevada Mezz 1 LLC owns all of the 100 Class B non-voting membership interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I—Financial Information

Item 1—Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash held with Deutsche Bank	$33,239	$20,388
Cash held with third parties and on hand	22,183	28,423

Total cash and cash equivalents	55,422	48,811
Accounts receivable, net	58,063	68,179
Due from affiliate (Notes 3 and 11)	27,171	83,105
Inventories	13,009	10,749
Deferred income taxes	11,620	11,620
Restricted cash	1,611	1,551
Prepaid commissions	46	88
Prepaid expenses and other assets	23,229	18,330

Total current assets	190,171	242,433
Property and equipment, net	2,876,724	2,937,062
Intangible asset, net	10,792	11,627
Deferred income taxes	88,772	88,772
Other assets	37,409	41,038

Total assets	$3,203,868	$3,320,932

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$20,091	$9,136
Interest payable to affiliate	10,086	10,867
Accrued and other liabilities	80,875	80,456
Advance condominium deposits	394	653

Total current liabilities	111,446	101,112
Accounts payable—construction	3,317	163
Accounts payable—retention	924	154
Accrued and other liabilities—construction	3,479	3,957
Loan payable to affiliate	3,459,687	3,539,951
Other liabilities	5,295	5,936

Total liabilities	3,584,148	3,651,273
Commitments and contingencies (Note 12)
Members’ deficit	(380,280)	(330,341)

Total liabilities and members’ deficit	$3,203,868	$3,320,932

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Casino	$30,643	$38,665	$71,521	$69,503
Hotel	71,185	63,478	134,897	122,450
Food and beverage	90,040	82,893	164,726	154,676
Entertainment, retail and other	9,309	7,689	16,932	14,532

Gross revenues	201,177	192,725	388,076	361,161
Less—promotional allowances	(29,971)	(26,995)	(57,367)	(52,330)

Net revenues	171,206	165,730	330,709	308,831

Operating expenses:
Casino	25,958	23,736	54,419	48,374
Hotel	10,434	9,694	20,358	18,733
Food and beverage	58,720	56,849	107,953	105,285
Entertainment, retail and other	8,429	6,925	14,060	13,172
Sales and marketing	18,013	15,325	38,910	35,343
General and administrative	26,551	24,995	50,898	50,791
Corporate	7,063	2,928	10,663	5,951
Pre-opening	393	—	445	—
Loss on disposal of assets	6	657	6	813
Depreciation and amortization	44,795	41,648	90,047	83,720

Total operating expenses	200,362	182,757	387,759	362,182

Operating loss	(29,156)	(17,027)	(57,050)	(53,351)

Other income (expense):
Net settlement and default income	217	—	217	12,661
Interest income	5	(5)	17	117
Interest expense due to affiliate, net of amounts capitalized	(9,983)	(11,858)	(20,294)	(24,368)

Total other income (expense)	(9,761)	(11,863)	(20,060)	(11,590)

Loss before income taxes	(38,917)	(28,890)	(77,110)	(64,941)
Income tax benefit	13,684	10,126	27,171	22,753

Net loss	$(25,233)	$(18,764)	$(49,939)	$(42,188)

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(49,939)	$(42,188)
Deferred income taxes (Notes 3 and 11)	(27,171)	(22,753)
Depreciation and amortization	90,047	83,720
Loss on disposal of assets	6	813
Changes in operating assets and liabilities:
Accounts receivable, net	10,115	(11,806)
Due from affiliate (Notes 3 and 11)	83,105	—
Inventories	(2,266)	(538)
Prepaid expenses and other assets	(1,228)	7,123
Accounts payable	10,955	(746)
Accrued and other liabilities	(224)	13,728
Interest payable to affiliate	(780)	736
Restricted cash	(59)	32,638
Advance condominium deposits	(258)	(32,159)

Net cash provided by operating activities	112,303	28,568

Cash flows from investing activities:
Ordinary capital expenditures	(6,612)	(1,197)
Capital expenditures from major developments and for construction projects	(18,815)	(17,537)
Proceeds from sale of assets	—	101

Net cash used in investing activities	(25,427)	(18,633)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	17,840	18,465
Principal payments under loan payable to affiliate	(98,105)	(25,000)

Net cash used in financing activities	(80,265)	(6,535)

Net increase in cash and cash equivalents	6,611	3,400
Cash and cash equivalents at beginning of period	48,811	77,293

Cash and cash equivalents at end of period	$55,422	$80,693

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$21,073	$23,632

Non-cash investing activities:
Change in accrued additions to construction in progress	$3,446	$32,887

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

2. Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Principles

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The unaudited results for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2013.

As previously noted, the Company is an indirect wholly-owned subsidiary of Deutsche Bank. In the normal course of business, the Company’s operations may include significant transactions conducted with Deutsche Bank or affiliated entities of Deutsche Bank.

Reclassification and Revision

Prior to January 1, 2013, on the Company’s consolidated statements of operations, sales expenses were historically classified with hotel expenses; and, marketing expenses were included as a component of general and administrative expenses. Effective January 1, 2013, we now present sales and marketing expenses as a separate line item on the condensed consolidated statements of operations and have reclassified amounts in the prior period statements to conform to current period presentations. This reclassification had no effect on previously reported net loss.

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

Newly Issued Accounting Pronouncements

In January 2013 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically,

ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required under ASU No. 2013-01 will be applied retrospectively for all comparative periods presented. The adoption of this amendment will impact only the disclosures in the Company’s consolidated financial statements in future periods should the Company obtain any of the financial instruments included within the scope of the pronouncement.

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

3. Income Taxes

For the three and six months ended June 30, 2013 and 2012, the effective income tax rate was (35%) for each respective period.

The Company’s tax jurisdiction is the United States. Effective January 1, 2012, pursuant to broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank and is included in the Consolidated Group’s tax return (see Note 11).

The Consolidated Group’s income tax return is under examination. During this quarter, the IRS notified the Company that its 2011 federal income tax return was selected for examination. The Company believes that it has no uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes.

4. Accounts Receivable, net

Net accounts receivable consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Casino	$32,068	$36,665
Hotel	27,030	28,074
Other	10,033	12,208

	69,131	76,947
Less: allowance for doubtful accounts	(11,068)	(8,768)

	$58,063	$68,179

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Prepaid expenses	$16,942	$15,429
Other assets	6,287	2,901

	$23,229	$18,330

Prepaid expenses as of June 30, 2013 and December 31, 2012 consist primarily of expenses relating to insurance, marketing, operations, and maintenance. Other assets as of June 30, 2013 and December 31, 2012 consist primarily of imprest funds relating to our partner restaurants and security deposits.

6. Property and Equipment, net

Net property and equipment are stated at the lower of cost or fair value and consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$110,454	$110,454
Buildings, buildings and land improvements	2,685,192	2,684,331
Furniture, fixtures and equipment	477,197	468,489
Construction in progress	27,951	8,647
Less: accumulated depreciation	(424,070)	(334,859)

	$2,876,724	$2,937,062

Interest of $0.1 million and $0.0 million was capitalized for the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, interest of $0.1 million and $0.0 million, respectively, was capitalized. Depreciation expense of $44.4 million and $41.2 million was incurred during the three months ended June 30, 2013 and 2012, respectively; and, $89.2 million and $82.9 million, incurred during the respective six months ended June 30, 2013 and 2012.

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve at each of June 30, 2013 and December 31, 2012 is $2.4 million, and is classified as accrued and other liabilities in the accompanying condensed consolidated balance sheets.

The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The completed operations and professional liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. For insurance coverage purposes, the Project completion date was established as December 1, 2010. Workers’ compensation claims remain open until all claims are settled or benefits paid. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of June 30, 2013 will be sufficient to pay all existing and expected future claims related to the Property.

As of June 30, 2013, the balance for our owner controlled insurance program was $22.0 million compared to $22.2 million as of December 31, 2012. For the three and six months ended June 30, 2013, we paid claims of $0.1 million and $0.2 million, respectively; $0.0 million and $0.2 million related to current year and prior year claims, respectively. For the three and six months ended June 30, 2012, we paid claims of $0.2 million and $0.6 million, respectively; $0.0 million and $0.6 million related to current year and prior year claims, respectively. The Company also earned interest of $0.0 million on the funds maintained in the loss payout account at each of the three and six months ended June 30, 2013 and 2012.

The net balance of deposits in the loss payout account is classified as non-current other assets in the accompanying condensed consolidated balance sheets.

8. Restricted Cash and Advance Condominium Deposits

Restricted cash consists primarily of tokes (tips) earned by our CoStars (the Company identifies its staff as “CoStars” ) in the Company’s slot and table games departments and non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The restricted cash balance at June 30, 2013 is comprised of $1.2 million of tokes and $0.4 million of advance condominium deposits and, as of December 31, 2012, is comprised of $0.9 million of tokes and $0.7 million of advance condominium deposits. The advance condominium balance of $0.4 million and $0.7 million at June 30, 2013 and December 31, 2012 are respectively composed of $0.4 million in principal and $0.0 million in interest and $0.6 million in principal and $0.1 million in interest.

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

9. Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued accounts payable	$10,347	$12,050
Accrued payroll costs	24,502	23,680
Deposits—patrons	6,504	6,458
Advance deposits	9,862	11,385
Chip liability	3,108	4,916
Other liabilities	26,552	21,967

	$80,875	$80,456

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

The total amount of the loan payable to affiliate at June 30, 2013 and December 31, 2012 is $3.5 billion for each reporting period. Additionally, at June 30, 2013 and December 31, 2012, the Company has an interest payable to affiliate of $10.1 million and $10.9 million, respectively, with a weighted average interest rate at June 30, 2013 and June 30, 2012 of approximately 1.16% and 1.35%, respectively.

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

11. Related Party Transactions

The Company is involved in significant financing and other transactions with certain of its affiliates and Deutsche Bank. The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank (in thousands):

	June 30, 2013	December 31, 2012
Cash held with Deutsche Bank	$33,239	$20,388
Due from affiliate	27,171	83,105
Loan payable to affiliate	3,459,687	3,539,951
Interest payable to affiliate	10,086	10,867

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.0 million during the three months ended June 30, 2013 and 2012, respectively, for those services. During the six months ended June 30, 2013 and 2012, the Company was charged $0.1 million and $0.0 million, respectively, for those services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Nevada Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. On behalf of Nevada Voteco, the Company paid $0.3 million for each of the three months ended June 30, 2013 and 2012, respectively; and, $0.5 million during each of the six months ended June 30, 2013 and 2012, respectively.

Effective January 1, 2012, pursuant to broader tax reorganization, the Company became part of a Consolidated Group owned by Deutsche Bank. As of March 31, 2013 and December 31, 2012, the Company had a current tax-effected net operating loss of $83.1 million that will be utilized by the Consolidated Group, which was presented as a receivable from affiliate in the accompanying condensed consolidated balance sheet. During this quarter, the Company was reimbursed for the utilization of its net operating losses in 2012 by the Consolidated Group. In addition, the Company generated $77.1 million ($27.2 million, tax-effected) of net operating losses in the six months ended June 30, 2013 which are presented as a component of due from affiliate in the accompanying condensed consolidated balance sheet.

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

Class Action Suits

a. Wage and Hour

During late 2012, the Company was put on notice and/or served with two separate purported class action lawsuits related to alleged unpaid compensation for time incurred by CoStars while on Property for donning and doffing of the CoStars required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. One of the purported wage and hour class action lawsuits is pending in state court, and one is pending in federal court. These matters are in the preliminary stages of proceedings with meaningful discovery just commencing. No depositions have occurred. No motion to certify a class has been filed in the state court action. A motion to conditionally certify certain classes of employees was filed in the federal court action, but that motion has been denied in part and stayed in part. In addition, substantial questions of law and fact remain unresolved in both cases, and motion practice may ultimately result in dismissal of the federal court case.

The Company is in the process of evaluating the lawsuits and cannot at this time determine the potential impact of the lawsuits on the condensed consolidated financial position, cash flows, or the results of operations of the Company, other than the accrued loss contingency discussed below. Specific additional factors applicable to each case that prevent the Company from providing an estimate of reasonably possible loss in excess of amounts accrued or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported classes and subclasses asserted in separate, but overlapping litigation are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims.

A third purported wage and hour class action was filed in state court in January 2013. This matter is also in the preliminary stages of proceedings with substantial unresolved questions of law and fact. Specific additional factors applicable to this case that prevent the Company from providing an estimate of reasonably possible loss or range of loss in excess of amounts accrued include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported class are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims.

During the second quarter of 2013, the Company, as part of its ongoing assessments of these wage and hour cases, accrued an estimated loss contingency (as a corporate operating expense on the condensed consolidated statement of operations) of $3.0 million. We will continue evaluating the adequacy of this accrual as the cases develop. Legal fees associated with the cases are recognized as incurred when the legal services are rendered, and are, therefore, not recognized as part of the loss contingency accrual.

On May 7, 2013, the Company was served with a fourth complaint, naming the Company, another Las Vegas Strip property and a vendor of the Company as defendants in a purported wage and hour class action, regarding alleged unpaid wages for time incurred by certain of the vendor’s employees. The Company has filed a motion to dismiss the entirety of the action. In addition, the Company continues to evaluate the claims and is assessing additional defenses, including whether it has applicable insurance and/or indemnification rights and, therefore, is unable to provide an estimate of reasonably possible loss or range of loss.

The Company believes that it has meritorious defenses with respect to these matters and intends to defend its positions vigorously.

b. Alleged Unlawful Taping/Recording

A purported class action lawsuit was filed during the quarterly period ended September 30, 2012 in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. Subsequently, the Company filed a Motion to Dismiss the Plaintiff’s First Amended Company, or in the alternative, to strike the class allegations. On July 15, 2013, the U.S. District Court for the Southern District of California issued an order denying these Company motions.

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

Given the uncertainty of the procedural and substantive legal and factual matters set forth above, no estimate of the reasonably possible loss or range of loss in excess of amounts accrued, if any, can be made at this time with respect to the wage and hour and alleged unlawful taping/recording purported class action lawsuits, nor can the Company determine when it will be able to make such an estimate. Our assessment of these matters, and any accrued loss contingency, may change based on future unexpected events. An unexpected adverse judgment could cause a material impact on our business operations, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.

Commitments and Other Legal Proceedings

a. Property General Contractor and Other Purchase Obligations

The Company had previously engaged Perini Building Company (“Perini”) to act as the general contractor for the Property. Perini operated under a Guaranteed Maximum Price (“GMP”) contract that defined the scope of work to be performed, established the budget for the scope of work, and set the general time scale of the job. As of June 30, 2012, remaining amounts expected to be paid under the GMP contract and approved change orders totaled $3.4 million. As of June 30, 2013, there are no remaining amounts expected to be paid to Perini under the GMP contract.

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

During 2010, the Company engaged W A Richardson Builders LLC (“WARB”) to act as the general contractor for the build-out of our spa and restaurants. As of June 30, 2013 and 2012, amounts expected to be paid to WARB under executed contracts totaled $0.0 million and $0.3 million, respectively.

As of June 30, 2013, the Company had total construction commitments of $27.0 million.

Within the Company’s Credit Facility of $3.9 billion from DBCI is a revolving line of credit for $20.0 million reserved for purposes of issuing standby letters of credit. The Company currently maintains three standby letters of credit totaling $2.8 million pursuant to agreements related to insurance, an administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of June 30, 2013.

b. Condominium Hotel Litigation

The Company was a named defendant in a number of lawsuits and arbitrations concerning the purchase and sale of condominium hotel units located within the East and West Towers of the Property. The thrust of the claims were virtually the same in every matter. The plaintiffs alleged, among other things, that the project had materially changed and that delays in the completion of the Property constituted a material breach by the Company, thus permitting the plaintiff/purchaser to rescind their contract and receive a full refund of their earnest money deposit, plus interest thereon. The Company was represented in each of these matters by outside legal counsel. Virtually all of the original claims have been settled (through either a series of class action or individual settlements) or litigated to completion through court actions or confidential arbitration proceedings.

Through the six months ended June 30, 2013 and 2012, buyers representing 189 and 178 condominium hotel units in The Cosmopolitan, respectively, agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units. Primarily, under the terms of the settlements, buyers of units in the West Tower of The Cosmopolitan received a refund of 50% of their principal earnest money deposits and buyers of units in the East Tower received a refund of 40% of their principal earnest money deposits. The Company retained 50% of the principal deposits, plus 100% of all interest, under the West Tower purchase contracts, and 60% of the principal deposits, plus 100% of all interest, under the East Tower purchase contracts. As a result of settlements occurring during the three and six months ended June 30, 2012, the Company recognized as net income a net gain of $0.0 million and $12.7 million, respectively. The Company recognized a net gain of $0.2 million for the three and six months ended June 30, 2013.

As of June 30, 2013, there are seven condominium hotel units remaining under contract at The Cosmopolitan. The Company is actively engaged in various arbitration and other dispute resolution proceedings with respect to each of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings and is seeking to recover the deposits paid by such buyers due to their failure to close and perform under their respective purchase contracts. The Company has prevailed in many of the pending arbitrations and is in the process of confirming and enforcing the respective arbitration awards. The Company intends to complete arbitration proceedings against the buyers of remaining units, who have not agreed to settle and release their claims, on terms acceptable to the Company.

c. Patent Infringement

On July 14, 2013, the Company filed a lawsuit against Activision TV, Inc. (“Activision”) in the U.S. District Court for the District of Nevada for a declaration that is not infringing on various patents owned by Activision relating to digital displays installed at the Property by third-party vendors. This matter is in the earliest stages of proceedings. Discovery has not commenced. Substantial questions of law and fact are unresolved. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company.

d. Other Matters

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

Disclosure Pursuant to Section 13(r) of the Exchange Act

Section 13(r) of the Exchange Act requires a public reporting issuer to disclose in its reports whether it or any of its affiliates has knowingly engaged in specified activities relating to Iran. The Company itself has nothing to report. However, Deutsche Bank AG may be viewed as our affiliate. Deutsche Bank AG has provided us with the disclosure set forth below describing the relevant activities of it and its affiliates for the quarter ended June 30, 2013. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its consolidated subsidiaries. None of the disclosed activities or transactions was conducted by the Company.

“Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended, an issuer of securities registered under the Securities Exchange Act of 1934 is required to disclose in its periodic reports filed under the Securities Exchange Act of 1934 certain of its activities and those of its affiliates relating to Iran and to other persons sanctioned by the U.S. under programs relating to terrorism and proliferation of weapons of mass destruction that occurred during the period covered by the report. We describe below a number of potentially disclosable activities of Deutsche Bank AG and its affiliates. Disclosure is generally required regardless of whether the activities, transactions or dealings were conducted in compliance with applicable law.

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of a number of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of April 1, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities are guaranteed by national export credit agencies representing two European national governments and one Asian national government. The obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, are waived for 2013, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above or for the former borrower NIOC, into which receivables are in principle paid by the buyers of the oil and oil products. During the second quarter of 2013, however, no receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are parties sanctioned under applicable law or, where this is not the case, due to our business decision to freeze the accounts in light of the overall sanctions environment.

During the second quarter of 2013, no new amounts were paid into the escrow accounts, and we, in our role as escrow agent, distributed to the participants in the banking consortia approximately € 22.4 million including portions attributable to us totalling approximately € 3.4 million.

Without being either agent or arranger and in our role as mere lender participant we received approximately € 0.6 million of repayments in principal and approximately € 11,000 interest in the second quarter of 2013.

In one case, without being a lender ourselves, we act as the agent for only one lender, a state-owned development bank. In this capacity, we received repayment from the Iranian borrower of approximately € 3.3 million and passed it on to the lender.

We generated revenues in the second quarter of 2013 of approximately € 0.8 million in respect of these financing arrangements, of which approximately € 0.7 million consisted of escrow account revenues, approximately € 40,000 consisted of loan interest revenues and approximately € 30,000 consisted of fee revenues. The net profits were less than these amounts.

Our portion of the remaining loan facilities amounted to approximately € 31.2 million as of June 30, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

As of June 30, 2013, we have an undrawn commitment under one of the financing agreements referred to above under which the NPC is borrower of approximately € 1.3 million. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly-owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we intend to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Sepah, Bank Tejarat and NPC. In that capacity, it received approximately € 2.7 million in repayments of principal and interest in the second quarter of 2013, part of which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-Bank passed on approximately € 0.5 million to participants in such arrangements. In the second quarter of 2013, BHF-BANK’s gross revenues from this business were approximately € 20,000 and its net profits were less than this amount.

Legacy Contractual Obligations Related to Guarantees. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to refrain from issuing new guarantees to Iranian or Iran-related beneficiaries. Although these pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited many of these guarantees, a number are still outstanding, having an aggregate face amount of approximately € 8.4 million as of June 30, 2013. The gross revenues from this business in the second quarter of 2013 were approximately € 16,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 9.0 million as of June 30, 2013, the gross revenues received from non-Syrian parties for these guarantees in the second quarter of 2013 were approximately € 20,000 and the net profit we derived from these activities was less than this amount.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges in the second quarter of 2013 of approximately € 5,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received in the second quarter of 2013 approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 21.2 million as of June 30, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profit derived from these activities was less than this amount.

We intend to exit these arrangements in the coming years as soon as possible.

Payments. We received 12 payments amounting to less than € 2.1 million in favor of non-Iranian clients in Germany and the Netherlands, which payments were subsequently found to have stemmed from a relevant Iranian entity. Revenues for these incoming payments were less than € 5,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. In general, we intend to continue these activities.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French Central Bank accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the second quarter of 2013, we received approximately € 4.5 million in such disbursements in less than 400 transactions via the German and French Central Banks in respect of payments from the above-mentioned Iranian banks, and the net profits derived from these payments were negligible (less than one euro per transaction). Relevant transactions of our subsidiary Postbank are included in these figures. In general we intend to continue these activities.

The German Bundesbank and the French Central Bank also accept fund transfers in favor of the above-mentioned Iranian banks and freeze the relevant amounts under applicable law. By using this avenue, we on behalf of one of our clients transferred to one of the Iranian banks mentioned above one payment of less than € 2,000 (revenues were less than one euro). We do not seek to execute such payments.

At the request of the German Bundesbank, BHF-BANK maintains accounts for Bank Sepah’s Frankfurt branch, which accounts are frozen under European sanctions law. In the second quarter of 2013, the total volume of outgoing payments from these accounts was approximately € 0.9 million, which payments were made with the consent of the competent authorities in Germany under applicable law. In the second quarter of 2013, the gross revenues from this activity were approximately € 2,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. Iranian embassies and consulates in Germany and the Netherlands also hold accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian Consulate of girocard (debit card/ATM) terminals as well as the processing of transactions of cardholders using those terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The accounts maintained exist to fund the day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. Additionally, Deutsche Bank Netherlands N.V. has a relationship with the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 8.6 million in the second quarter of 2013, which payments were made with the consent of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 12,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations with various European countries and the United Nations. We intend to continue these activities.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operations

The Cosmopolitan comprises approximately 8.7 acres of land and is located on the Las Vegas Strip directly between MGM Resorts International’s Bellagio and City Center properties. The Cosmopolitan is connected to City Center to the south via an elevated pedestrian bridge and to the east side of the Las Vegas Strip via a second pedestrian bridge, and has ground floor public access from the Bellagio to the north. The Cosmopolitan opened its doors to the public at 8:00 p.m. Pacific Standard Time on December 15, 2010.

The Casino

The approximately 110,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,376 slot machines and 101 table games, with immediate guest access from each of the East and West Towers and is accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three-story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate areas for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

At opening on December 15, 2010, the 50-story East and 52-story West Towers comprised 1,998 hotel and condominium hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck (“Phase I”). The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment systems, wireless internet and a custom in-room bar. The condominium hotel style rooms offer expansive terraces with dazzling views of the Strip. Subsequent to the completion of Phase I, an additional 978 hotel and condominium hotel-style units located in the West Tower (“Phase II”) have been completed.

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

	Three Months Ended June 30,
(Unaudited—In thousands)	2013	2012	$ Change	% Change
Net revenues	$171,206	$165,730	$5,476	3.3%
Operating expenses	200,362	182,757	17,605	9.6%
Operating loss	(29,156)	(17,027)	(12,129)	(71.2%)
Loss before income taxes	(38,917)	(28,890)	(10,027)	(34.7%)
Income tax benefit	13,684	10,126	3,558	35.1%
Net loss	(25,233)	(18,764)	(6,469)	(34.5%)

	Six Months Ended June 30,
(Unaudited—In thousands)	2013	2012	$ Change	% Change
Net revenues	$330,709	$308,831	$21,878	7.1%
Operating expenses	387,759	362,182	25,577	7.1%
Operating loss	(57,050)	(53,351)	(3,699)	(6.9%)
Loss before income taxes	(77,110)	(64,941)	(12,170)	(18.7%)
Income tax benefit	27,171	22,753	4,418	(19.4%)
Net loss	(49,939)	(42,188)	(7,751)	(18.4%)

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

Our revenues for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
(Unaudited—In thousands)	2013	2012	$ Change	% Change
Revenues:
Casino	$30,643	$38,665	$(8,022)	(20.7%)
Hotel	71,185	63,478	7,707	12.1%
Food and beverage	90,040	82,893	7,147	8.6%
Entertainment, retail and other	9,309	7,689	1,620	21.1%

Gross revenues	201,177	192,725	8,452	4.4%
Less—promotional allowances	(29,971)	(26,995)	(2,976)	11.0%

Net revenues	$171,206	$165,730	$5,476	3.3%

Gross revenues for the three months ended June 30, 2013 increased $8.5 million or 4.4%, when compared to the same period in 2012. For the respective 2013 and 2012 operating periods, the Company’s gross casino revenues consist of table games and slots. Casino revenues decreased $8.0 million or 20.7% primarily due to the performance of our table games. The table games hold percentage for the three months ended June 30, 2013 was 9.1% which is below our expected range of 10.0% to 14.0% as compared to 12.9% for the three months ended June 30, 2012. Our focus continues to be on supplementing the level of table games play at the Property, from both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity Membership Program, building our database of slot customers and expanding our alliance program.

For the three months ended June 30, 2013, hotel revenues grew 12.1% compared to second quarter 2012. ADR and REVPAR also increased over the same period in 2012, primarily reflecting continued strong demand in the free independent traveler and group sales categories, as well as the Company’s January 1, 2013 resort fee implementation. ADR and occupancy for the three months ended June 30, 2013 were $283 and 93.6%, respectively, generating REVPAR of $265. ADR and occupancy for the three months ended June 30, 2012 were $268 and 87.3%, respectively, generating REVPAR of $234.

Food and beverage revenues for the three months ended June 30, 2013 increased $7.1 million or 8.6%, when compared to the same period in 2012. Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars also include revenues from all Company-operated outlets, our third-party operated restaurant collection, as well as the Marquee. Third-party operated restaurants and the Marquee are 100% owned by the Company, but managed and operated by third-parties. Revenue growth for the three months ended June 30, 2013 is primarily attributable to strong growth in our group and convention business which directly contributed to higher revenues generated from banquet and buffet services, the high volume of customers visiting our restaurants, as well as the increased number of customers staying at our Property. Revenues at the Marquee increased in the second quarter of 2013 compared to the prior year quarter reflecting the opening of the Dayclub for the season.

Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the three months ended June 30, 2013 and 2012 were $9.3 million and $7.7 million, respectively, representing an increase of $1.6 million or 21.1%. The quarter-over-quarter increase in entertainment and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees.

Revenues for the three months ended June 30, 2013 and 2012 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances are deducted from revenues. We believe the level of promotional allowances incurred for the respective three month periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. For the three months ended June 30, 2013 as compared to 2012, promotional allowances as a percentage of gross revenues, increased slightly to 14.9% from 14.0%, respectively. We expect this level of promotional allowance expense to continue in the short-term, but decline over the long-term.

Operating Expenses

We now present sales and marketing expenses as a separate line item on the condensed consolidated statements of operations and have reclassified amounts in the prior period statement to conform to the current period’s presentation.

Our operating expenses increased 9.6% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in overall operating expenses is partially reflective of the growth in gross revenues for the three months ended June 30, 2013, over the 2012 period, as well as higher marketing and sales expenses, entertainment and certain legal expenses. In general, the increase in overall operating expenses is reflective of higher incremental expenses generated from the Company’s quarter-over-quarter revenue growth.

	Three Months Ended June 30,
(Unaudited—In thousands)	2013	2012	$ Change	% Change
Operating expenses:
Casino	$25,958	$23,736	$2,222	9.4%
Hotel	10,434	9,694	740	7.6%
Food and beverage	58,720	56,849	1,871	3.3%
Entertainment, retail and other	8,429	6,925	1,504	21.7%
Sales and marketing	18,013	15,325	2,688	17.5%
General and administrative	26,551	24,995	1,556	6.2%
Corporate	7,063	2,928	4,135	141.2%
Pre-opening	393	—	393	100.0%
Loss on disposal of assets	6	657	(651)	(99.1%)
Depreciation and amortization	44,795	41,648	3,147	7.6%

Total operating expenses	$200,362	$182,757	$17,605	9.6%

Departmental Operating Expenses

Departmental operating expenses include operations associated with casino, hotel, food and beverage, entertainment, retail and other. During the three months ended June 30, 2013, departmental expenses cumulatively increased by $6.3 million or 6.5% over the respective 2012 period. The increase in casino operating expenses for the three months ended June 30, 2013 includes higher commissions for independent representatives generated from the Company’s expanded host program, as well as continuing refinement of hotel, food and beverage and other costs associated with complimentary goods and services offered to our customers. Per their respective agreements, we also incurred higher management and incentive fees owed to partner restaurants for performing at higher profitability levels. Operating expenses within “entertainment, retail and other” include entertainment activities on the casino floor that are offered free of charge to the public. Such costs may fluctuate between periods as a result of the number of shows and the underlying cost for each show. Entertainment is a key component of the overall marketing and position strategy the Property, and is an important driver of visitation to the Property.

Sales and Marketing, General and Administrative and Corporate Expenses

For the three months ended June 30, 2013, sales and marketing and general and administrative expenses increased 17.5% and 6.2%, respectively, as compared to the three months ended June 30, 2012. Marketing and advertising spending enhances our strong brand identity, helping to drive traffic to our Property. The increase in the second quarter, 2013, compared to the prior year period reflects new or higher levels of spending in certain national markets. The slight increase in the quarter-over-quarter fluctuation for general and administrative expenses is primarily attributable to the Company’s continuing efforts to control these costs in conjunction with operating revenue growth. Corporate expenses increased in the quarter primarily as a result of the recognition of a loss contingency of $3.0 million as an estimate of what we believe may be the eventual and reasonably probable loss associated with certain legal cases (as discussed in Note 12 to the condensed consolidated financial statements).

Pre-opening Expenses

Pre-opening expenses of $0.4 million for the three months ended June 30, 2013 reflects such costs related to the Event Center, scheduled for 2013 year end opening.

Depreciation and Amortization Expenses

Depreciation and amortization charges were $44.8 million for the three months ended June 30, 2013 and $41.7 million for the three months ended June 30, 2012. The primary reason for the increase was that, throughout 2012, certain Phase I and Phase II components of the Property were placed into service.

Other Income (Expense)

Our other income and expenses for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
(Unaudited—In thousands)	2013	2012	$ Change	% Change
Other income (expense):
Net settlement and default income	$217	$—	$217	100.0%
Interest income	5	(5)	10	N/A
Interest expense due to affiliate, net of amounts capitalized	(9,983)	(11,858)	1,875	15.8%

Total other income (expense)	$(9,761)	$(11,863)	$2,102	17.7%

Net Settlement and Default Income

The net settlement and default income of $0.2 million recorded in the three months ended June 30, 2013 represented certain purchasers within the East and/or the West Towers, who had previously opted out of the settlement offers, settling their claims with us in individual transactions on terms identical to the applicable class action settlement.

Interest Expense Due To Affiliate, Net of Amounts Capitalized

The Company had weighted average borrowings of $3.5 billion for the quarters ended June 30, 2013 and 2012. At June 30, 2013 and 2012 the interest rates were 1.12% and 1.35%, respectively.

Income Taxes

For the quarters ended June 30, 2013 and 2012, our income tax benefit was $13.7 million and $10.1 million, respectively. Our effective income tax rate was (35%) for the quarter ended June 30, 2013, compared to (35%) for the corresponding 2012 period. Effective January 1, 2012, the Company is part of a

Consolidated Group owned by Deutsche Bank and is party to a tax sharing agreement with the Consolidated Group. The effective income tax rate for the quarter ending June 30, 2013 includes the benefit for being a party to such tax sharing agreement. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

Our revenues for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
(Unaudited—In thousands)	2013	2012	$ Change	% Change
Revenues:
Casino	$71,521	$69,503	$2,018	2.9%
Hotel	134,897	122,450	12,447	10.2%
Food and beverage	164,726	154,676	10,050	6.5%
Entertainment, retail and other	16,932	14,532	2,400	16.5%

Gross revenues	388,076	361,161	26,915	7.5%
Less—promotional allowances	(57,367)	(52,330)	(5,037)	9.6%

Net revenues	$330,709	$308,831	$21,878	7.1%

Gross revenues for the six months ended June 30, 2013 increased $26.9 million or 7.5%, when compared to the same period in 2012. Our casino revenues increased 2.9% compared to the first half of 2012. The table games hold percentage for the six months ended June 30, 2013 was 11.8% (our expected range is 10.0% to 14.0%), up from 11.3% for the six months ended June 30, 2012, complementing growth in our slot revenues.

For the six months ended June 30, 2013, hotel revenues, ADR and REVPAR increased over the same period in 2012, primarily reflecting continued strong demand in the free independent traveler and group sales categories, as well as the Company’s January 1, 2013 resort fee implementation. ADR and occupancy for the six months ended June 30, 2013 were $278 and 90.7%, respectively, generating REVPAR of $252. ADR and occupancy for the six months ended June 30, 2012 were $261 and 87.1%, respectively, generating REVPAR of $227.

Food and beverage revenues for the six months ended June 30, 2013 increased $10.1 million or 6.5%, when compared to the same period in 2012. Revenue growth for the six months ended June 30, 2013 is primarily attributable to the high volume of customers staying and visiting our Property directly contributing to higher revenues generated from restaurant, banquet and buffet services.

Entertainment, retail and other revenues for the six months ended June 30, 2013 and 2012 were $16.9 million and $14.5 million, respectively, representing an increase of $2.4 million or 16.5%. The period-over-period increase in entertainment and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees.

While gross revenues increased by 7.5% for the comparable six-month periods, promotional allowances as a percentage of gross revenues increased slightly from 14.5% for the six months ended June 30, 2012 as compared to 14.8% for the 2013 period.

Operating Expenses

Our operating expenses increased 7.1% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was slightly lower than the growth in gross revenues. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing departmental operating expenses, resulting in higher operating margins.

	Six Months Ended June 30,
(Unaudited—In thousands)	2013	2012	$ Change	% Change
Operating expenses:
Casino	$54,419	$48,374	$6,045	12.5%
Hotel	20,358	18,733	1,625	8.7%
Food and beverage	107,953	105,285	2,668	2.5%
Entertainment, retail and other	14,060	13,172	888	6.7%
Sales and marketing	38,910	35,343	3,567	10.1%
General and administrative	50,898	50,791	107	0.2%
Corporate	10,663	5,951	4,712	79.2%
Pre-opening	445	—	445	100.0%
Loss on disposal of assets	6	813	(807)	(99.3%)
Depreciation and amortization	90,047	83,720	6,327	7.6%

Total operating expenses	$387,759	$362,182	$25,577	7.1%

Departmental Operating Expenses

During the six months ended June 30, 2013, departmental operating expenses consisting of operations associated with casino, hotel, food and beverage, entertainment, retail and other, increased by $11.2 million or 6.0% over the respective 2012 period. In general, the increase in departmental operating expenses is reflective of higher incremental expenses generated from the Company’s period-over-period revenue growth. The increase in casino operating expenses for the six months ended June 30, 2013 includes higher commissions for independent representatives generated from the Company’s expanded host program, as well as continuing refinement of hotel, food and beverage and other costs associated with complimentary goods and services offered to our customers. Per their respective agreements, we also incurred higher management and incentive fees owed to partner restaurants for performing at higher profitability levels.

Sales and Marketing, General and Administrative and Corporate Expenses

For the six months ended June 30, 2013, the $3.6 million increase in sales and marketing primarily reflects new or higher levels of our spending in certain national target markets. The slight 0.2% increase in general and administrative expenses for the six months ended June 30, 2013 as compared to the same 2012 period is attributable to the Company’s previously disclosed efforts to control these costs in conjunction with operating revenue growth. Included in corporate expenses is the second quarter of 2013 recognition of an estimated loss contingency of $3.0 million with certain legal cases (as discussed in Note 12 to the condensed consolidated financial statements).

Pre-opening Expenses

Pre-opening expenses of $0.4 million for the six months ended June 30, 2013 reflects such costs related to the Event Center, scheduled for 2013 year and opening.

Depreciation and Amortization

Depreciation and amortization charges were $90.0 million for the six months ended June 30, 2013 and $83.7 million for the six months ended June 30, 2012. The primary reason for the increase was that, throughout 2012, certain Phase I and Phase II components of the Property were placed into service.

Other Income (Expense)

Our other income and expenses for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
(Unaudited—In thousands)	2013	2012	$ Change	% Change
Other income (expense):
Net settlement and default income	$217	$12,661	$(12,444)	(98.3%)
Interest income	17	117	(100)	(85.4%)
Interest expense due to affiliate, net of amounts capitalized	(20,294)	(24,368)	4,074	(16.7%)

Total other income (expense)	$(20,060)	$(11,590)	$(8,470)	(73.1%)

Net Settlement and Default Income

Through the six months ended June 30, 2013 and 2012, certain purchasers of condominium hotel units located within the East and West Towers of the Property agreed to settle and release their claims against the Company. As a result of settlements occurring during the six months ended June 30, 2013 and 2012, the Company recognized as net income a net gain of $0.2 million and $12.7 million, respectively.

The decrease in 2013 net settlement and default income is a result of more condominium hotel unit settlements that occurred in the prior year as compared to the current year.

As of June 30, 2013, there are seven condominium hotel units remaining under contract at The Cosmopolitan.

Interest Expense Due To Affiliate, Net of Amounts Capitalized

The Company had weighted average borrowings of $3.5 billion at June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, the weighted average interest rate was 1.16% and 1.35%, respectively.

Income Taxes

For the six months ended June 30, 2013 and 2012, our income tax benefit was $27.2 million and $22.8 million, respectively. Our effective income tax rate was (35%) for each of the six months ended June 30, 2013 and 2012. Effective January 1, 2012, the Company’s part of a Consolidated Group owned by Deutsche Bank and is party to a tax sharing agreement with the Consolidated Group. The effective income tax rate for the six months ending June 30, 2013 includes the benefit for being a party to such tax sharing agreement. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net loss for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited—In thousands)	2013	2012	2013	2012
Net loss	$(25,233)	$(18,764)	$(49,939)	$(42,188)
Interest, net	9,978	11,863	20,277	24,251
Income tax benefit	(13,684)	(10,126)	(27,171)	(22,753)
Depreciation and amortization	44,795	41,648	90,047	83,720

EBITDA	15,856	24,621	33,214	43,030
Corporate expenses	7,063	2,928	10,663	5,951
Pre-opening expenses	393	—	445	—
Rent expenses	451	350	590	988

Adjusted EBITDA	$23,763	$27,899	$44,912	$49,969

Liquidity and Capital Resources

The following table presents condensed consolidated statements of cash flows data for each of the periods indicated:

	Six Months Ended June 30,
(Unaudited—In thousands)	2013	2012
Net cash provided by operating activities	$112,303	$28,568
Net cash used in investing activities	(25,427)	(18,633)
Net cash used in financing activities	(80,265)	(6,535)

Cash Flows – Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2013 is primarily attributable to the $83.1 million Consolidated Group reimbursement for the utilization of the Company’s net operating losses that were in 2012, timing of payments for certain significant prepaid expenses and accrued liabilities, including property taxes and IT management contracts, as well as the purchase of higher liquor inventories to take advantage of pricing efficiencies and higher accounts receivable collections.

The net cash provided by operating activities during the six months ended June 30, 2012 was primarily attributable to improved operating results and the income generated by the condominium settlement and default income.

Cash Flows – Investing Activities

For the six months ended June 30, 2012, ordinary and major capital expenditures totaled $18.7 million and were primarily incurred for the payment of construction payables and retention payments from Phase I and Phase II of the Property. Phase I of the Property opened on December 15, 2010 and significant completion of Phase II occurred through September 2011. The major capital expenditures of $18.8 million incurred during the six months ended June 30, 2013 were primarily related to construction of certain components of our integrated resort, including the Event Center. In addition to direct costs, construction in progress also includes soft costs or indirect costs. These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the six months ended June 30, 2013 and 2012, the Company capitalized related soft costs in the amount of $4.3 million and $2.2 million, respectively.

Cash Flows – Financing Activities

The Company maintains a $3.9 billion Credit Facility with DBCI, $3.5 billion of which was outstanding as of June 30, 2013. Deutsche Bank has no obligation to provide the Company with additional funding beyond the Credit Facility. Amounts under the total Credit Facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. Borrowings carry an interest rate of LIBOR plus a LIBOR margin of 85 basis points (0.85%). The Credit Facility does not include any financial covenants. The current expiration of the Credit Facility is December 2015.

For the six months ended June 30, 2013, the net cash used in financing activities balance of $80.3 million includes $17.8 million in borrowings against our Credit Facility which was offset by related principal repayments totaling $98.1 million. Our draws against the Credit Facility were primarily utilized for construction costs relating to the Event Center and, to a lesser degree, to finance the operations at the Property.

For the six months ended June 30, 2012, cash flows provided by financing activities represent the amounts drawn against our Credit Facility of $18.5 million which we used to pay construction expenses relating to Phases I and II of the Property, construction of the additional high limit gaming area and to finance the operations at the Property. These draws were offset by repayments of principal in the amount of $25.0 million during the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had $55.4 million in available cash and cash equivalents.

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

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention related to the build-out of the Event Center, normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that borrowings under the existing Credit Facility and operating cash flows generated by the Property will be sufficient to meet our short-term liquidity requirements. Within the next twelve months, short-term liquidity requirements are estimated to be approximately $80.0 million to $100.0 million.

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

The debt structure described above will require the Company to generate sufficient cash flow to pay the current interest due on the outstanding borrowings on a quarterly basis. Since interest rates will reset quarterly based on the value of LIBOR at the reset date, the Company will have a variable interest obligation that may cause volatility in our cash flows. The interest rate structure described above does not include a credit risk premium in the spread over the base rate. The lack of a risk premium in the interest rate reflects the fact that the Company is a wholly-owned subsidiary of Deutsche Bank. This interest rate is not representative of third-party interest rates that the Property would have to ordinarily bear if funding were obtained from an unrelated party. Upon a change of control event, we expect that the Company will be required to pay a credit risk premium to any lender that provides financing. In addition, base interest rates are at historic low levels and interest rates will likely increase over time.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our Credit Facility with DBCI has a variable interest rate. As of June 30, 2013, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $34.9 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 2, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, (ii) the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, (iii) the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, and (iv) notes to the condensed consolidated financial statements.

*	Filed herewith
**	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC Registrant

/S/ JOHN UNWIN
John Unwin
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2013

/S/ RONALD G. EIDELL
Ronald G. Eidell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 2, 2013