Form 10-Q
period 2013-09-30
Nevada Property 1 LLC
filed 2013-11-08
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of November 8, 2013 Nevada Voteco LLC owns all of the 100 Class A voting membership interests and Nevada Mezz 1 LLC owns all of the 100 Class B non-voting membership interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash held with Deutsche Bank	$32,133	$20,388
Cash held with third parties and on hand	34,897	28,423

Total cash and cash equivalents	67,030	48,811
Accounts receivable, net	56,437	68,179
Due from affiliate (Notes 3 and 11)	38,477	83,105
Inventories	12,161	10,749
Deferred income taxes	11,561	11,620
Restricted cash	1,107	1,551
Prepaid commissions	46	88
Prepaid expenses and other assets	16,228	18,330

Total current assets	203,047	242,433
Property and equipment, net	2,863,457	2,937,062
Intangible asset, net	10,374	11,627
Deferred income taxes	87,962	88,772
Other assets	36,121	41,038

Total assets	$3,200,961	$3,320,932

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$11,958	$9,136
Interest payable to affiliate	9,941	10,867
Accrued and other liabilities	81,019	80,456
Advance condominium deposits	394	653

Total current liabilities	103,312	101,112
Accounts payable — construction	6,741	163
Accounts payable — retention	2,484	154
Accrued and other liabilities — construction	3,560	3,957
Loan payable to affiliate	3,479,473	3,539,951
Other liabilities	5,076	5,936

Total liabilities	3,600,646	3,651,273
Commitments and contingencies (Note 12)
Members’ deficit	(399,685)	(330,341)

Total liabilities and members’ deficit	$3,200,961	$3,320,932

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Casino	$44,374	$22,557	$115,895	$92,060
Hotel	66,853	59,896	201,750	182,346
Food and beverage	81,312	82,424	246,038	237,102
Entertainment, retail and other	8,865	8,818	25,797	23,349

Gross revenues	201,404	173,695	589,480	534,857
Less — promotional allowances	(31,310)	(28,388)	(88,677)	(80,718)

Net revenues	170,094	145,307	500,803	454,139

Operating expenses:
Casino	28,040	26,697	82,459	75,071
Hotel	9,921	9,921	30,279	28,653
Food and beverage	54,567	56,554	162,520	161,839
Entertainment, retail and other	8,203	7,309	22,263	20,481
Sales and marketing	11,987	12,963	50,897	48,305
General and administrative	29,568	29,060	80,466	79,851
Corporate	3,193	3,391	13,856	9,342
Pre-opening	1,727	—	2,172	—
(Gain) loss on disposal of assets	79	(6)	85	807
Depreciation and amortization	42,759	41,449	132,806	125,169

Total operating expenses	190,044	187,338	577,803	549,518

Operating loss	(19,950)	(42,031)	(77,000)	(95,379)

Other income (expense):
Net settlement and default income	—	110	217	12,771
Interest income	11	(111)	28	5
Interest expense due to affiliate, net of amounts capitalized	(9,903)	(11,757)	(30,197)	(36,125)

Total other income (expense)	(9,892)	(11,758)	(29,952)	(23,349)

Loss before income taxes	(29,842)	(53,789)	(106,952)	(118,728)

Income tax benefit	10,437	19,435	37,608	42,187

Net loss	$(19,405)	$(34,354)	$(69,344)	$(76,541)

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(69,344)	$(76,541)
Deferred income taxes (Notes 3 and 11)	(37,608)	(42,187)
Depreciation and amortization	132,806	125,169
(Gain) loss on disposal of assets	85	807
Changes in operating assets and liabilities:
Accounts receivable, net	11,742	(12,612)
Due from affiliate (Notes 3 and 11)	83,105	—
Inventories	(1,494)	(394)
Prepaid expenses and other assets	7,061	7,523
Accounts payable	2,822	4,228
Accrued and other liabilities	(297)	6,160
Interest payable to affiliate	(926)	635
Restricted cash	444	33,403
Advance condominium deposits	(259)	(32,382)

Net cash provided by operating activities	128,137	13,809

Cash flows from investing activities:
Ordinary capital expenditures	(12,234)	(4,881)
Capital expenditures from major developments and for construction projects	(37,206)	(28,156)
Proceeds from sale of assets	—	101

Net cash used in investing activities	(49,440)	(32,936)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	37,627	21,094
Principal payments under loan payable to affiliate	(98,105)	(25,000)

Net cash used in financing activities	(60,478)	(3,906)

Net increase in cash and cash equivalents	18,219	(23,033)
Cash and cash equivalents at beginning of period	48,811	77,293

Cash and cash equivalents at end of period	$67,030	$54,260

Supplemental disclosure of cash flow information:
Cash paid for interest due to affiliate, net of interest capitalized	$31,123	$36,125

Non-cash investing activities:
Change in accrued additions to construction in progress	$8,512	$46,766

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

2.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Principles

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The unaudited results for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2013.

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

Pre-opening Expenses

Costs incurred during a development and construction period that are not related to development and construction are included within pre-opening expenses. Such costs include, but are not limited to, direct marketing and advertising of the project prior to opening, consultants hired to assist the Company in the opening of a project, training of new CoStars (the Company identifies its staff as “CoStars” ), payroll for specific CoStars in our non-development and construction groups specifically assigned to the project, the cost of incremental office lease space associated with the project and used by the Company prior to opening, legal and other consulting fees, general and administrative expenses and other non-construction-related expenses.

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

Newly Issued Accounting Pronouncements

In January 2013 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required under ASU No. 2013-01 will be applied retrospectively for all comparative periods presented. The adoption of this amendment will impact only the disclosures in the Company’s consolidated financial statements in future periods should the Company obtain any of the financial instruments included within the scope of the pronouncement, e.g., derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions.

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

In July 2013 the FASB issued ASU No. 2013-11 (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Previous to the issuance of ASU No. 2013-11, Topic 740 did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. As such, the objective of ASU No. 2013-11 is to eliminate diversity in financial statement reporting practices. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company believes that it has no uncertain tax position; however there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes in future periods.

No other new accounting pronouncements issued or effective during 2013 or 2012 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3.	Income Taxes

For the three months ended September 30, 2013 and 2012, respectively, the effective income tax rate was (35.0%) and (36.1%). The effective income tax rate was (35.2%) and (35.5%) for respective nine months ended September 30, 2013 and 2012.

The Company’s tax jurisdiction is the United States. Effective January 1, 2012, pursuant to broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (“Consolidated Group”) owned by Deutsche Bank and is included in the Consolidated Group’s tax return (see Note 11).

The Consolidated Group’s income tax return is under examination. During the quarter ended June 30, 2013, the IRS notified the Company that its 2011 federal income tax return was selected for examination. The Company believes that it has no uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes.

4.	Accounts Receivable, net

Net accounts receivable consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Casino	$31,868	$36,665
Hotel	27,013	28,074
Other	10,400	12,208

	69,281	76,947
Less: allowance for doubtful accounts	(12,844)	(8,768)

	$56,437	$68,179

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

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid expenses	$11,102	$15,429
Other assets	5,126	2,901

	$16,228	$18,330

Prepaid expenses as of September 30, 2013 and December 31, 2012 consist primarily of expenses relating to gaming taxes, insurance, marketing, operations, property and other taxes and maintenance. Other assets as of September 30, 2013 and December 31, 2012 consist primarily of imprest funds relating to our partner restaurants and security deposits.

6.	Property and Equipment, net

Net property and equipment are stated at the lower of cost or fair value and consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$110,454	$110,454
Buildings, buildings and land improvements	2,688,234	2,684,331
Furniture, fixtures and equipment	481,420	468,489
Construction in progress	49,758	8,647
Less: accumulated depreciation	(466,409)	(334,859)

	$2,863,457	$2,937,062

Interest of $0.1 million and $0.0 million was capitalized for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, interest of $0.1 million and $0.0 million, respectively, was capitalized. Depreciation expense of $42.3 million and $41.0 million was incurred during the three months ended September 30, 2013 and 2012, respectively; and, $131.6 million and $123.9 million, incurred during the respective nine months ended September 30, 2013 and 2012.

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve at September 30, 2013 is $2.2 million and $2.4 million at December 31, 2012 and is classified as accrued and other liabilities in the accompanying condensed consolidated balance sheets.

The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The completed operations and professional liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. For insurance coverage purposes, the Project completion date was established as December 1, 2010. Workers’ compensation claims remain open until all claims are settled or benefits paid. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account as of September 30, 2013 will be sufficient to pay all existing and expected future claims related to the Property.

As of September 30, 2013, the balance for our owner controlled insurance program was $20.8 million compared to $22.2 million as of December 31, 2012. For the three and nine months ended September 30, 2013, we paid claims of $0.2 million and $0.3 million, respectively; $0.0 million and $0.3 million related to current year and prior year claims, respectively. For the three and nine months ended September 30, 2012, we paid claims of $1.2 million and $1.8 million, respectively; $0.0 million and $1.8 million related to current year and prior year claims, respectively. The Company also earned interest of $0.0 million on the funds maintained in the loss payout account at each of the three and nine months ended September 30, 2013 and 2012, respectively.

The net balance of deposits in the loss payout account is classified as non-current other assets in the accompanying condensed consolidated balance sheets.

8.	Restricted Cash and Advance Condominium Deposits

Restricted cash consists primarily of tokes (tips) earned by our CoStars in the Company’s slot and table games departments and non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The restricted cash balance at September 30, 2013 is comprised of $0.7 million of tokes and $0.4 million of advance condominium deposits and, as of December 31, 2012, is comprised of $0.9 million of tokes and $0.7 million of advance condominium deposits. The advance condominium balance of $0.4 million and $0.7 million at September 30, 2013 and December 31, 2012 are respectively composed of $0.4 million in principal and $0.0 million in interest and $0.6 million in principal and $0.1 million in interest.

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

9.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued accounts payable	$11,315	$12,050
Accrued payroll costs	22,078	23,680
Deposits — patrons	3,086	6,458
Advance deposits	14,190	11,385
Chip liability	3,305	4,916
Other liabilities	27,045	21,967

	$81,019	$80,456

10.	Loan Payable to Affiliate

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

The total amount of the loan payable to affiliate at September 30, 2013 and December 31, 2012 is $3.5 billion for each respective reporting period. Additionally, at September 30, 2013 and December 31, 2012, the Company has an interest payable to affiliate of $9.9 million and $10.9 million, respectively, with a weighted average interest rate at September 30, 2013 of approximately 1.12%.

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

The Company is involved in significant financing and other transactions with certain of its affiliates and Deutsche Bank. The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank (in thousands):

	September 30, 2013	December 31, 2012
Cash held with Deutsche Bank	$32,133	$20,388
Due from affiliate	38,477	83,105
Loan payable to affiliate	3,479,473	3,539,951
Interest payable to affiliate	9,941	10,867

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.1 million and $0.0 million during the three months ended September 30, 2013 and 2012, respectively, for those services. During the nine months ended September 30, 2013 and 2012, the Company was charged $0.1 million and $0.0 million, respectively, for those services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Nevada Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. On behalf of Nevada Voteco, the Company paid $0.2 million for the respective three months ended September 30, 2013 and 2012; and, $0.7 million and $0.8 million during the nine months ended September 30, 2013 and 2012, respectively.

Effective January 1, 2012, pursuant to broader tax reorganization, the Company became part of a Consolidated Group owned by Deutsche Bank. As of December 31, 2012, the Company had a current tax-effected net operating loss of $83.1 million that will be utilized by the Consolidated Group, which was presented as a receivable from affiliate in the accompanying condensed consolidated balance sheet. During the quarter ended June 30, 2013, the Company was reimbursed for the utilization of its net operating losses in 2012 by the Consolidated Group. In addition, the Company generated $107.0 million ($37.6 million, tax-effected) of net operating losses in the nine months ended September 30, 2013 which are presented as a component of due from affiliate in the accompanying condensed consolidated balance sheet.

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

Class Action Suits

a. Wage and Hour

During late 2012, the Company was put on notice and/or served with two separate purported class action lawsuits related to alleged unpaid compensation for time incurred by CoStars while on Property for donning and doffing of the CoStars required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. One of the purported wage and hour class action lawsuits is pending in state court, and one is pending in federal court. These matters are in the preliminary stages of proceedings with meaningful discovery just commencing. No depositions have occurred. No motion to certify a class has been filed in the state court action. A motion to conditionally certify certain classes of employees was filed in the federal court action, but that motion has been denied in part and stayed in part. In addition, substantial questions of law and fact remain unresolved in both cases.

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

A third purported wage and hour class action was filed in state court in January 2013. The company currently anticipates resolving this action during the fourth quarter of 2013.

During the second quarter of 2013, as part of its ongoing assessment of the wage and hour cases, the Company accrued an estimated loss contingency of $3.0 million (reported as a corporate operating expense on the condensed consolidated statement of operations). We will continue evaluating the adequacy of this accrual as the cases develop. Legal fees associated with the cases are recognized as incurred when the legal services are rendered, and are, therefore, not recognized as part of the loss contingency accrual.

On May 7, 2013, the Company was served with a fourth complaint, naming the Company, another Las Vegas Strip property and a vendor of the Company as defendants in a purported wage and hour class action, regarding alleged unpaid wages for time incurred by certain of the vendor’s employees. The Company filed a motion to dismiss, which was granted on September 5, 2013, but the complaint is subject to appeal.

The Company believes that it has meritorious defenses with respect to these matters and intends to defend its positions vigorously.

b. Alleged Unlawful Taping/Recording

A purported class action lawsuit was filed during the quarterly period ended September 30, 2012 in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. Subsequently, the Company filed a motion to dismiss, or in the alternative, to strike the class allegations. On July 15, 2013, the U.S. District Court for the Southern District of California issued an order denying these Company motions.

This matter is in the earliest stages of proceedings. Meaningful discovery has not commenced, no depositions have occurred, and no motions to certify a class or subclasses have been filed. Substantial questions of law and fact are unresolved. Specific additional factors applicable to this case that prevent the Company from providing an estimate of reasonably possible loss or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported class are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company. The Company believes that it has meritorious defenses with respect to this matter and intends to defend its position vigorously

Given the uncertainty of the procedural and substantive legal and factual matters set forth above, no estimate of the reasonably possible loss or range of loss in excess of amounts accrued, if any, can be made at this time with respect to the wage and hour and alleged unlawful taping/recording purported class action lawsuits, nor can the Company determine when it will be able to make such an estimate. Our assessment of these matters, and any accrued loss contingency, may change based on future unexpected events. An unexpected adverse judgment could cause a material impact on our business operations, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.

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

As of September 30, 2013, the Company had total construction commitments of $12.4 million.

Within the Company’s Credit Facility of $3.9 billion from DBCI is a revolving line of credit for $20.0 million reserved for purposes of issuing standby letters of credit. The Company currently maintains three standby letters of credit totaling $2.8 million pursuant to agreements related to insurance, an administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of September 30, 2013.

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

Cumutatively from prior periods and through September 30, 2013, buyers representing 189 condominium hotel units in The Cosmopolitan, respectively, agreed to settle and release their claims against the Company arising under their agreements to purchase the condominium hotel units. Primarily, under the to-date terms of the settlements, buyers of units in the West Tower of The Cosmopolitan received a refund of 50% of their principal earnest money deposits and buyers of units in the East Tower received a refund of 40% of their principal earnest money deposits. The Company retained 50% of the principal deposits, plus 100% of all interest, under the West Tower purchase contracts, and 60% of the principal deposits, plus 100% of all interest, under the East Tower purchase contracts. As a result of settlements occurring during the three and nine months ended September 30, 2012, the Company recognized as net income a net gain of $0.1 million and $12.8 million, respectively. The Company recognized a net gain of $0.0 million and $0.2 million for the three and nine months ended September 30, 2013.

On or about August 26, 2013, a purported class action lawsuit was filed against the Company in the United States District Court for the Central District of California, captioned Lenny Spangler v. Nevada Property 1 LLC, et al., alleging, among other things, that former class action settlements entered into by the Company with buyers of condominium hotel units in the project were fraudulently induced, and seeking to recover all amounts paid to or retained by the Company in such settlements. On or about October 23, 2013, the Company filed a motion to dismiss the lawsuit or transfer venue to the State of Nevada. This matter is in the earliest stages of proceedings. Discovery has not commenced. Substantial questions of law and facts are unresolved. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company.

As of September 30, 2013, there are seven condominium hotel units remaining under contract at The Cosmopolitan. The Company is actively engaged in various arbitration and other dispute resolution proceedings with respect to each of those units. Those proceedings are in varying stages and the Company disputes the allegations made by the buyers in those proceedings and is seeking to recover the deposits paid by such buyers due to their failure to close and perform under their respective purchase contracts. The Company has prevailed in many of the pending arbitrations and is in the process of confirming and enforcing the respective arbitration awards. The Company intends to complete arbitration proceedings against the buyers of the remaining units, who have not agreed to settle and release their claims, on terms acceptable to the Company.

c. Patent Infringement

On July 31, 2013, Activision TV, Inc. (“Activision”) filed suit against the Company in the U.S. District Court for the District of Delaware for infringement of various patents owned by Activision relating to digital displays installed at the Property by third-party vendors. This matter is in the earliest stages of proceedings. Discovery has not commenced. Substantial questions of law and fact are unresolved. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company.

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

Disclosure Pursuant to Section 13(r) of the Exchange Act

Section 13(r) of the Exchange Act requires a public reporting issuer to disclose in its reports whether it or any of its affiliates has knowingly engaged in specified activities relating to Iran. The Company itself has nothing to report. However, Deutsche Bank AG may be viewed as our affiliate. Deutsche Bank AG has provided us with the disclosure set forth below describing the relevant activities of it and its affiliates for the quarter ended September 30, 2013. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its consolidated subsidiaries. None of the disclosed activities or transactions was conducted by the Company.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of a number of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of July 1, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities are guaranteed by national export credit agencies representing two European national governments and one Asian national government. The obligations of the borrowers under these loan facilities are, in principle, secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, are waived for 2013, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above or for the former borrower NIOC, into which receivables are in principle paid by the buyers of the oil and oil products. During the third quarter of 2013, however, no receivables were effectively paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are parties sanctioned under applicable law or, where this is not the case, due to our business decision to freeze the accounts in light of the overall sanctions environment.

During the third quarter of 2013, approximately € 40,000 was paid into one of the escrow accounts, caused by a partial refund of the premium originally paid to the German export credit agency, due to the prepayment of the covered financing in 2012, and we, in our role as escrow agent, distributed to the participants in the banking consortia approximately € 5,000 including portions attributable to us totalling approximately € 400.

We generated revenues in the third quarter of 2013 of approximately € 0.7 million in respect of these financing arrangements, of which approximately € 0.65 million consisted of escrow account revenues, approximately € 40,000 consisted of loan interest revenues and approximately € 10,000 consisted of fee revenues. The net profits were less than these amounts.

Our portion of the remaining loan facilities amounted to approximately € 31.2 million as of September 30, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any extensions of or new credit to these or other Iranian entities.

As of September 30, 2013, we have an undrawn commitment under one of the financing agreements referred to above under which the NPC is borrower of approximately € 1.3 million. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly-owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we intend to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Sepah, Bank Tejarat and NPC. In that capacity, it received no repayments of principal and less than € 1,000 of interest in the third quarter of 2013, which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amount received, BHF-Bank passed on a half to a participant in such arrangement. In the third quarter of 2013, BHF-BANK’s gross revenues from this business were approximately € 20,000 and its net profits were less than this amount.

Legacy Contractual Obligations Related to Guarantees. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to refrain from issuing new guarantees to Iranian or Iran-related beneficiaries. Although these pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited many of these guarantees, a number are still outstanding, having an aggregate face amount of approximately € 8.3 million as of September 30, 2013. The gross revenues from this business in the third quarter of 2013 were approximately € 11,000 and the net profits we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 9.0 million as of September 30, 2013, the gross revenues received from non-Syrian parties for these guarantees in the third quarter of 2013 were approximately € 3,000 and the net profits we derived from these activities was less than this amount.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges in the third quarter of 2013 of approximately € 2,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received in the third quarter of 2013 approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 20.1 million as of September 30, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation programs. The aggregate face amount of these legacy guarantees was approximately € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profits derived from these activities was less than this amount.

We intend to exit these arrangements in the coming years as soon as possible.

Payments. We received 29 payments amounting to less than € 6.4 million in favor of non-Iranian clients in Germany, Belgium and the Netherlands, which payments were subsequently found to have stemmed from a relevant Iranian entity. Revenues for these incoming payments were less than € 7,500. These figures include relevant payments in favor of clients of our subsidiary Postbank. In general, we intend to continue these activities.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank accepts fund transfers from these Iranian banks and disburses them to the applicable (mainly German) payees, some of whom hold accounts with us. In the third quarter of 2013, we received approximately € 2.0 million in such disbursements in less than 300 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the net profits derived from these payments were negligible (less than one euro per transaction). Relevant transactions of our subsidiary Postbank are included in these figures. In general, we intend to continue these activities.

Based on discussions initiated by the German Bundesbank, BHF-BANK continues to maintain accounts for Bank Sepah’s Frankfurt branch, which accounts are frozen under European sanctions law. In the third quarter of 2013, the total volume of outgoing payments from these accounts was approximately € 5.2 million, which payments were made with the consent of the competent authorities in Germany under applicable law. In the third quarter of 2013, the gross revenues from this activity were approximately € 1,500 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. Iranian embassies and consulates in Germany and the Netherlands also hold accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian Consulate of girocard (debit card/ATM) terminals as well as the processing of transactions of cardholders using those terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The accounts maintained exist to fund the day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. Additionally, Deutsche Bank Netherlands N.V. has a relationship with the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 12 million in the third quarter of 2013, which payments were made with the consent of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 12,000 and net profits which were less than this amount from these activities. The German government has requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations with Germany; we intend to continue these activities. In the Netherlands, we are in the process of discontinuing the relevant services.

Activities of Entities in Which We Have Interests. Section 13(r) requires us to provide the specified disclosure with respect to ourselves and our “affiliates,” as defined in Exchange Act Rule 12b-2. Although we have minority equity interests in certain entities that could arguably result in these entities being deemed “affiliates,” we do not have the authority or the legal ability to acquire in every instance the information from these entities that would be necessary to determine whether they are engaged in any disclosable activities under Section 13(r). In some cases, legally independent entities are not permitted to disclose the details of their activities to us because of German privacy and data protection laws or the applicable banking laws and regulations. In such cases, voluntary disclosure of such details could violate such legal and/or regulatory requirements and subject the relevant entities to criminal prosecution or regulatory investigations.

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

Property Location

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

The Casino

The approximately 110,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. The casino floor includes 1,374 slot machines and 101 table games, with immediate guest access from each of the East and West Towers and is accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three-story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate areas for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

At opening on December 15, 2010, the 50-story East and 52-story West Towers comprised 1,998 hotel and condominium hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck (“Phase I”). The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment systems, wireless internet and a custom in-room bar. The condominium hotel style rooms offer expansive terraces with dazzling views of the Strip. Subsequent to the completion of Phase I, an additional 978 hotel and condominium hotel-style units located in the West Tower (“Phase II”) have been completed, bringing the total rooms available to 2,976.

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

The Chelsea

In early 2013, we announced the build-out of our planned 65,000 square foot, approximately 3,000-seat multi-use event center named “The Chelsea”. This entertainment and group venue is intended to encourage companies to book larger conventions, as well as to choose the Property for product launches and other branding events. The Chelsea is scheduled to open at the end of 2013.

Rose.Rabbit.Lie.

During the third quarter of 2013, we announced our newest offering, Rose.Rabbit.Lie, an innovative combination of restaurant, bar, club and show. Rose.Rabbit.Lie. is planned to encompass 23,000 square feet and is scheduled to open at the end of 2013.

Results of Operations

The following table presents selected historical financial data from the condensed consolidated statements of operations for each of the periods indicated. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Three Months Ended September 30,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Net revenues	$170,094	$145,307	$24,787	17.1%
Operating expenses	190,044	187,338	2,706	1.4%
Operating loss	(19,950)	(42,031)	22,081	52.5%
Loss before income taxes	(29,842)	(53,789)	23,947	44.5%
Income tax benefit	10,437	19,435	(8,998)	(46.3%)
Net loss	(19,405)	(34,354)	14,949	43.5%

	Nine Months Ended September 30,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Net revenues	$500,803	$454,139	$46,664	10.3%
Operating expenses	577,803	549,518	28,285	5.1%
Operating loss	(77,000)	(95,379)	18,379	19.3%
Loss before income taxes	(106,952)	(118,728)	11,776	9.9%
Income tax benefit	37,608	42,187	(4,579)	10.9%
Net loss	(69,344)	(76,541)	7,197	9.4%

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

Our revenues for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Revenues:
Casino	$44,374	$22,557	$21,817	96.7%
Hotel	66,853	59,896	6,957	11.6%
Food and beverage	81,312	82,424	(1,112)	(1.3%)
Entertainment, retail and other	8,865	8,818	47	0.5%

Gross revenues	201,404	173,695	27,709	16.0%
Less — promotional allowances	(31,310)	(28,388)	(2,922)	10.3%

Net revenues	$170,094	$145,307	$24,787	17.1%

Gross revenues for the three months ended September 30, 2013 increased $27.7 million or 16.0%, when compared to the same period in 2012. For the respective 2013 and 2012 operating periods, the Company’s gross casino revenues consist of table games and slots. Casino revenues increased $21.8 million or 96.7% primarily due to the performance of our table games. The table games hold percentage for the three months ended September 30, 2013 was 16.1% which is above our expected range of 10.0% to 14.0%, as compared to 4.4% for the three months ended September 30, 2012. Our focus continues to be on supplementing the level of table games play at the Property, from both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity Membership Program, building our database of slot customers and expanding our alliance program.

For the three months ended September 30, 2013, hotel revenues grew 11.6% compared to third quarter 2012. ADR and REVPAR also increased over the same period in 2012, primarily reflecting continued strong demand in the free independent traveler and group and convention categories, as well as the Company’s January 1, 2013 resort fee implementation. ADR and occupancy for the three months ended September 30, 2013 were $268 and 91.5%, respectively, generating REVPAR of $245. ADR and occupancy for the three months ended September 30, 2012 were $257 and 85.7%, respectively, generating REVPAR of $220.

Food and beverage revenues for the three months ended September 30, 2013 decreased $1.1 million or 1.3%, when compared to the same period in 2012. Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, as well as the third-party operated restaurants (including the Marquee) which are 100% owned by the Company. Excluding the Marquee, we continue to experience food and beverage revenue growth from the Company-operated and third-party operated dining establishments due to (i) strong growth in our group and convention business which directly contributes to higher revenues generated from banquet and buffet services; (ii) the high volume of customers visiting our restaurants; as well as, (iii) the increased number of customers staying at our Property. On a quarterly comparative basis the decline in our food and beverage revenue is attributable to new day- and nightclub competition.

Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the three months ended September 30, 2013 and 2012 were $8.9 million and $8.8 million, respectively, representing an increase of $0.1 million or 0.5%. The quarter-over-quarter increase in entertainment and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees.

Revenues for the three months ended September 30, 2013 and 2012 include retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances are deducted from revenues. We believe the level of promotional allowances incurred for the respective three month periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. For the three months ended September 30, 2013 as compared to 2012, promotional allowances as a percentage of gross revenues, decreased slightly to 15.5% from 16.3%, respectively. We expect this level of promotional allowance expense to continue in the short-term, but continue to decline over the long-term.

Operating Expenses

Our operating expenses increased 1.4%, notably below the 16.0% increase in our gross revenues, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in overall operating expenses is partially reflective of the growth in gross revenues for the three months ended September 30, 2013 over the comparable 2012 period. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing department operating expenses, resulting in higher operating margins.

	Three Months Ended September 30,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Operating expenses:
Casino	$28,040	$26,697	$1,343	5.0%
Hotel	9,921	9,921	—	0.0%
Food and beverage	54,567	56,554	(1,987)	(3.5%)
Entertainment, retail and other	8,203	7,309	894	12.2%
Sales and marketing	11,987	12,963	(976)	(7.5%)
General and administrative	29,568	29,060	508	1.7%
Corporate	3,193	3,391	(198)	(5.8%)
Pre-opening	1,727	—	1,727	100.0%
(Gain) loss on disposal of assets	79	(6)	85	(1417.8%)
Depreciation and amortization	42,759	41,449	1,310	3.2%

Total operating expenses	$190,044	$187,338	$2,706	1.4%

Departmental Operating Expenses

Departmental operating expenses include operations associated with casino, hotel, food and beverage, entertainment, retail and other. During the three months ended September 30, 2013, departmental expenses cumulatively increased by $0.3 million or 0.2% over the respective 2012 period. The modest increase in casino operating expenses for the three months ended September 30, 2013 includes higher commissions for independent representatives generated from our expanded host program, as well as continuing refinement of hotel, food and beverage and other costs associated with complimentary goods and services offered to our customers. Per their respective agreements, we generally incur higher management and incentive fees owed to partner restaurants for performing at higher profitability levels. However, for the three months ended September 30, 2013, these incentive fees were partially offset by lower fees related to the decrease in Marquee revenues. Operating expenses within “entertainment, retail and other” include entertainment activities on the casino floor that are offered free of charge to the public. Such costs may fluctuate between periods as a result of the number of shows and the underlying cost for each show. Entertainment is a key component of the overall marketing and position strategy of the Property, and is an important driver of visitation to the Property.

Sales and Marketing, General and Administrative and Corporate Expenses

We now present sales and marketing expenses as a separate line item on the condensed consolidated statements of operations and have reclassified amounts in the prior period statement to conform to the current period’s presentation.

For the three months ended September 30, 2013, sales and marketing decreased 7.5% and general and administrative expenses increased 1.7%, respectively, as compared to the three months ended September 30, 2012. Marketing and advertising spending enhances our strong brand identity, helping to drive traffic to our Property. The timing and placement of our advertising affects quarter-to-quarter comparisons of spending levels.

Pre-opening Expenses

Pre-opening expenses of $1.7 million for the three months ended September 30, 2013 reflects such costs related to the planned December 2013 openings of The Chelsea and Rose.Rabbit.Lie. No pre-opening expenses were incurred during the three months ended September 30, 2012.

Depreciation and Amortization Expenses

Depreciation and amortization charges were $42.8 million for the three months ended September 30, 2013 and $41.5 million for the three months ended September 30, 2012. The primary reason for the increase was that, throughout 2012, certain Phase I and Phase II components of the Property were placed into service.

Other Income (Expense)

Our other income and expenses for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Other income (expense):
Net settlement and default income	$—	$110	$(110)	100.0%
Interest income	11	(111)	122	109.8%
Interest expense due to affiliate, net of amounts capitalized	(9,903)	(11,757)	1,854	15.8%

Total other income (expense)	$(9,892)	$(11,758)	$1,866	15.9%

Net Settlement and Default Income

The net settlement and default income of $0.1 million recorded in the three months ended September 30, 2012 represented certain purchasers within the East and/or the West Towers, who had previously opted out of the settlement offers, settling their claims with us in individual transactions on terms identical to the applicable class action settlement.

Interest Expense Due to Affiliate, Net of Amounts Capitalized

The Company had weighted average borrowings of $3.5 billion for each of the respective quarters ended September 30, 2013 and 2012. At September 30, 2013 and 2012 the interest rates were 1.10% and 1.33%, respectively, resulting in a decrease in interest expense for the comparable quarters.

Income Taxes

For the quarters ended September 30, 2013 and 2012, our income tax benefit was $10.4 million and $19.4 million, respectively. Our effective income tax rate was (35.0%) for the quarter ended September 30, 2013, compared to (36.1%) for the corresponding 2012 period. Effective January 1, 2012, the Company is part of a Consolidated Group owned by Deutsche Bank and is party to a tax sharing agreement with the Consolidated Group. The effective income tax rate for the quarter ending September 30, 2013 includes the benefit for being a party to such tax sharing agreement. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Our revenues for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Revenues:
Casino	$115,895	$92,060	$23,835	25.9%
Hotel	201,750	182,346	19,404	10.6%
Food and beverage	246,038	237,102	8,936	3.8%
Entertainment, retail and other	25,797	23,349	2,448	10.5%

Gross revenues	589,480	534,857	54,623	10.2%
Less — promotional allowances	(88,677)	(80,718)	(7,959)	9.9%

Net revenues	$500,803	$454,139	$46,664	10.3%

Gross revenues for the nine months ended September 30, 2013 increased $54.6 million or 10.2%, when compared to the same period in 2012. Our casino revenues increased 25.9% compared to the first nine months of 2012. The table games hold percentage for the nine months ended September 30, 2013 was 13.2% (our expected range is 10.0% to 14.0%), up from 8.8% for the nine months ended September 30, 2012, complementing growth in our slot revenues.

For the nine months ended September 30, 2013, hotel revenues, ADR and REVPAR increased over the same period in 2012, primarily reflecting continued strong demand in the free independent traveler and group and convention categories, as well as the Company’s January 1, 2013 resort fee implementation. ADR and occupancy for the nine months ended September 30, 2013 were $274 and 91.0%, respectively, generating REVPAR of $250. ADR and occupancy for the nine months ended September 30, 2012 were $260 and 86.6%, respectively, generating REVPAR of $225.

Food and beverage revenues for the nine months ended September 30, 2013 increased $8.9 million or 3.8%, when compared to the same period in 2012. Revenue growth for the nine months ended September 30, 2013 is primarily attributable to the high volume of customers staying and visiting our Property directly contributing to higher revenues generated from (i) restaurants; (ii) an increased number of individual banquets and banquet group sizes; as well as, (iii) buffet services.

Entertainment, retail and other revenues for the nine months ended September 30, 2013 and 2012 were $25.8 million and $23.3 million, respectively, representing an increase of $2.4 million or 10.5%. The period-over-period increase in entertainment and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees.

While gross revenues increased by 10.2% for the comparable nine-month periods, promotional allowances as a percentage of gross revenues decreased slightly from 15.1% for the nine months ended September 30, 2012 as compared to 15.0% for the 2013 period.

Operating Expenses

Our operating expenses increased 5.1% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was notably lower than the 10.2% growth in our gross revenues. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing departmental operating expenses, resulting in higher operating margins.

	Nine Months Ended September 30,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Operating expenses:
Casino	$82,459	$75,071	$7,338	9.8%
Hotel	30,279	28,653	1,626	5.7%
Food and beverage	162,520	161,839	681	0.4%
Entertainment, retail and other	22,263	20,481	1,782	8.7%
Sales and marketing	50,897	48,305	2,592	5.4%
General and administrative	80,466	79,851	615	0.8%
Corporate	13,856	9,342	4,514	48.3%
Pre-opening	2,172	—	2,172	100.0%
(Gain) loss on disposal of assets	85	807	(722)	(89.5%)
Depreciation and amortization	132,806	125,169	7,637	6.1%

Total operating expenses	$577,803	$549,518	$28,285	5.1%

Departmental Operating Expenses

During the nine months ended September 30, 2013, departmental operating expenses consisting of operations associated with casino, hotel, food and beverage, entertainment, retail and other, increased by $11.5 million or 4.0% over the respective 2012 period. In general, the increase in departmental operating expenses is reflective of higher incremental expenses generated from the Company’s period-over-period revenue growth, e.g., casino player comps, departmental labor, hotel linen replacement, etc. The increase in casino operating expenses for the nine months ended September 30, 2013 includes higher commissions for independent representatives generated from the Company’s expanded host program, as well as continuing refinement of hotel, food and beverage and other costs associated with complimentary goods and services offered to our customers. Hotel operating expenses increased primarily as a function of higher occupancy of our rooms. Food and beverage operating expenses increased modestly overall, the net effect of growth in our operations, combined with the lower fees at Marquee, as noted in our discussion of the third quarter, 2013 results.

Sales and Marketing, General and Administrative and Corporate Expenses

For the nine months ended September 30, 2013, the $2.6 million increase in sales and marketing primarily reflects new or higher levels of spending in certain national target markets. The slight 0.8% increase in general and administrative expenses for the nine months ended September 30, 2013 as compared to the same 2012 period is attributable to the Company’s previously disclosed efforts to control these costs in conjunction with operating revenue growth. Included in corporate expenses is the second quarter of 2013 recognition of a loss contingency of $3.0 million as an estimate of what we believe may be the eventual and reasonably possible loss associated with certain legal cases (as discussed in Note 12 to the condensed consolidated financial statements).

Pre-opening Expenses

Pre-opening expenses of $2.2 million for the nine months ended September 30, 2013 reflects such costs related to The Chelsea and Rose.Rabbit.Lie., both scheduled for a 2013 year-end opening. No pre-opening expenses were recorded during the nine months ended September 30, 2012.

Depreciation and Amortization

Depreciation and amortization charges were $132.8 million for the nine months ended September 30, 2013 and $125.2 million for the nine months ended September 30, 2012. The increase primarily reflects certain Phase I and Phase II components of the Property which were placed into service throughout 2012.

Other Income (Expense)

Our other income and expenses for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
(Unaudited — In thousands)	2013	2012	$ Change	% Change
Other income (expense):
Net settlement and default income	$217	$12,771	$(12,554)	(98.3%)
Interest income	28	5	23	459.2%
Interest expense due to affiliate, net of amounts capitalized	(30,197)	(36,125)	5,928	(16.4%)

Total other income (expense)	$(29,952)	$(23,349)	$(6,603)	(28.3%)

Net Settlement and Default Income

Through the nine months ended September 30, 2013 and 2012, certain purchasers of condominium hotel units located within the East and West Towers of the Property agreed to settle and release their claims against the Company. As a result of settlements occurring during the nine months ended September 30, 2013 and 2012, the Company recognized as net income a net gain of $0.2 million and $12.8 million, respectively. The decrease in 2013 net settlement and default income is a result of more condominium hotel unit settlements that occurred in the prior year as compared to the current year.

As of September 30, 2013, there are seven condominium hotel units remaining under contract at The Cosmopolitan.

Interest Expense Due to Affiliate, Net of Amounts Capitalized

The Company had weighted average borrowings of $3.5 billion at September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the weighted average interest rate was 1.12% and 1.33%, respectively, resulting in a decrease in interest expense for the comparable nine month periods.

Income Taxes

For the nine months ended September 30, 2013 and 2012, our income tax benefit was $37.6 million and $42.2 million, respectively. Our effective income tax rate was (35.2%) and (35.5%) for each of the nine months ended September 30, 2013 and 2012. Effective January 1, 2012, the Company is part of a Consolidated Group owned by Deutsche Bank and is party to a tax sharing agreement with the Consolidated Group. The effective income tax rate for the nine months ending September 30, 2013 includes the benefit for being a party to such tax sharing agreement. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

Non-US GAAP Measure — EBITDA and Adjusted EBITDA

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net loss for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited — In thousands)	2013	2012	2013	2012
Net loss	$(19,405)	$(34,354)	$(69,344)	$(76,541)
Interest, net	9,892	11,868	30,169	36,120
Income tax benefit	(10,437)	(19,435)	(37,608)	(42,187)
Depreciation and amortization	42,759	41,449	132,806	125,169

EBITDA	22,809	(472)	56,023	42,561
Corporate expenses	3,193	3,391	13,856	9,342
Pre-opening expenses	1,727	—	2,172	—
Rent expenses	460	499	1,050	1,575

Adjusted EBITDA	$28,189	$3,418	$73,101	$53,478

Liquidity and Capital Resources

The following table presents condensed consolidated statements of cash flows data for each of the periods indicated:

	Nine Months Ended September 30,
(Unaudited — In thousands)	2013	2012
Net cash provided by operating activities	$128,137	$13,809
Net cash used in investing activities	(49,440)	(32,936)
Net cash used in financing activities	(60,478)	(3,906)

Cash Flows — Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2013 is primarily attributable to the $83.1 million Consolidated Group reimbursement for the utilization of the Company’s 2012 net operating losses, timing of payments for certain significant prepaid expenses and accrued liabilities, including property taxes and IT management contracts, as well as the purchase of higher liquor inventories to take advantage of pricing efficiencies, as well as improved accounts receivable collections.

The net cash provided by operating activities during the nine months ended September 30, 2012 was primarily attributable to improved operating results and the income generated by the condominium settlement and default income.

Cash Flows — Investing Activities

The ordinary and major capital expenditures of $49.4 million incurred for the nine months ended September 30, 2013 primarily related to (i) construction of certain new components of our integrated resort, primarily The Chelsea and Rose.Rabbit.Lie. (our new venues scheduled to open in late 2013); and, (ii) ordinary capital expenditures primarily associated with new in-room hotel technology.

In addition to direct costs, construction in progress also includes soft costs or indirect costs. These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the nine months ended September 30, 2013 and 2012, the Company capitalized related soft costs in the amount of $7.3 million and $2.5 million, respectively.

For the nine months ended September 30, 2012, ordinary and major capital expenditures totaled $33.0 million and were primarily incurred for the payment of construction payables and retention payments from Phase I and Phase II of the Property. Phase I of the Property opened on December 15, 2010 and significant completion of Phase II occurred through September 2011.

Cash Flows — Financing Activities

The Company maintains a $3.9 billion Credit Facility with DBCI, $3.5 billion of which was outstanding as of September 30, 2013. Deutsche Bank has no obligation to provide the Company with additional funding beyond the Credit Facility. Amounts under the total Credit Facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. Borrowings carry an interest rate of LIBOR plus a LIBOR margin of 85 basis points (0.85%). The Credit Facility does not include any financial covenants. The current expiration of the Credit Facility is December 2015.

For the nine months ended September 30, 2013, the net cash used in financing activities balance of $60.5 million includes $37.6 million in borrowings against our Credit Facility which was offset by related principal repayments totaling $98.1 million. Our draws against the Credit Facility were primarily utilized for construction costs relating to The Chelsea and Rose.Rabbit.Lie. and, to a lesser degree, to finance the operations at the Property.

For the nine months ended September 30, 2012, cash flows used in financing activities represent the amounts drawn against our Credit Facility of $21.1 million which we used to pay construction expenses relating to Phases I and II of the Property, construction of the additional high limit gaming area and to finance the operations at the Property. These draws were offset by repayments of principal in the amount of $25.0 million during the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had $67.0 million in available cash and cash equivalents.

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

We intend to finance ongoing major capital expenditures, including The Chelsea and Rose.Rabbit.Lie., with borrowings from DBCI through the Credit Facility, which is available through December 2015. We may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

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

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention related to the build-out of The Chelsea and Rose.Rabbit.Lie., normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that borrowings under the existing Credit Facility and operating cash flows generated by the Property will be sufficient to meet our short-term liquidity requirements. Within the next twelve months, short-term liquidity requirements are estimated to be approximately $90.0 million to $110.0 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our Credit Facility with DBCI has a variable interest rate. As of September 30, 2013, an increase in market rates of interest by 1.0% would have increased our annual interest cost by $35.0 million.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 6, 2013, the Company entered into a new two-year employment agreement (the “Agreement”) with John Unwin, effective as of July 1, 2013. Upon its expiration, the agreement will be extended for a period of one year unless either party provides 90 days’ prior notice.

Under the terms of the Agreement, Mr. Unwin, age 55, will continue with the Company in the position of Chief Executive Officer. Mr. Unwin has served as Chief Executive Officer of the Company since October 2009 and as a Member of the Board of the Company since 2010. Mr. Unwin has more than 30 years of experience in hospitality and nine years of experience in the gaming industry.

Under the terms of the Agreement, Mr. Unwin will receive an annual base salary of $1.0 million and will be eligible for an annual discretionary bonus. In addition, Mr. Unwin has been granted an award under The Cosmopolitan of Las Vegas Management Incentive Award Plan (the “MIP”) in an amount equal to $2.0 million, subject to the Company’s achievement of certain EBITDA goals in accordance with the MIP. Mr. Unwin has been granted an award (the “Exit Award”) under The Cosmopolitan of Las Vegas Management Exit Award Plan (the “Exit Award Plan”) of thirty percent (30.0%) of the Exit Bonus Pool (as defined in the Exit Award Plan). However, depending on the amount of the Exit Proceeds (as defined in the Exit Award Plan), Mr. Unwin will be entitled to a cash payment in an amount ranging from $3.0 million up to a maximum of $10.0 million. The cash amount required to be paid to Mr. Unwin will be paid to him under the Exit Award Plan; provided that (i) if the Exit Award is less than cash amount required to be paid, the Company will pay the shortfall to Mr. Unwin in cash; and (ii) if the Exit Award is greater than the cash payment, only the cash payment will be paid to Mr. Unwin.

Pursuant to the Agreement, if the Company terminates Mr. Unwin’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to eighteen months of his annual base salary (which totals $1.5 million), payable in a lump sum. No payments will be made unless Mr. Unwin executes a general release of claims in the form provided to him by the Company and the release becomes effective.

In addition, Mr. Unwin’s agreement provides for a non-compete and non-solicit of employees and customers for a period of six months following termination of employment.

Item 6. Exhibits

Exhibit

10.1**†	Employment Agreement, dated November 6, 2013, between Nevada Property 1 LLC and John Unwin.

10.2*†	Form of Incentive Award Agreement under the Cosmopolitan of Las Vegas Management Incentive Award Plan, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 29, 2013.

10.3*†	Form of Exit Award Agreement under the Cosmopolitan of Las Vegas Management Exit Award Plan, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 29, 2013.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 8, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, (ii) the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, (iii) the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, and (iv) notes to the condensed consolidated financial statements.

*	Previously filed.
**	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC
Registrant

/S/ JOHN UNWIN
John Unwin
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013

/S/ RONALD G. EIDELL
Ronald G. Eidell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 8, 2013