Form 10-K
period 2013-12-31
Nevada Property 1 LLC
filed 2014-03-21
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At the close of business on June 28, 2013, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0.

The Registrant’s Class A and Class B Membership Interests are not publicly traded. As of March 21, 2014, Nevada Voteco LLC owns all of the registered 100 Class A Membership Interests and Nevada Mezz 1 LLC owns all of the 100 Class B Membership Interests of the Registrant.

Documents Incorporated by Reference

None

PART I

Item 1. Business

Company Overview

Nevada Property 1 LLC, a limited liability company organized in Delaware owns and operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010 (completion of “Phase I”). Prior to December 15, 2010, the Property was in its construction and pre-opening stage. The twelve month period ended December 31, 2011 was our first full year of operations.

Nevada Property 1 LLC, together with its subsidiaries, is collectively referred to as the “Company” and may also be referred to as “we,” “us” or “our.”

Phase I primarily comprised 1,998 hotel and condominium hotel style rooms, ten bungalow-style suites, restaurants, retail space, a spa and a day club. Through September 2011, the Property further expanded with an additional 968 hotel and condominium hotel style units (“Phase II”). During December 2013, the Company completed construction of and opened The Chelsea, our 65,000 square-foot, approximately 3,000-seat multi-use event center; and, Rose. Rabbit. Lie., an innovative combination of restaurant, bar, club and show.

Notable financial achievements from 2013, our third full year of operations, were:

•	Our gross revenues of $771.5 million for 2013 grew 9.7% over 2012;

•	Our adjusted EBITDA in 2013 of $103.3 million increased by $37.0 million over 2012, as discussed in Part II, Item 7, “Non-U.S. GAAP Measures – EBITDA and Adjusted EBITDA;”

•	Our Average Daily Rate and hotel occupancy for the year ended December 31, 2013 were $275 and 90.2%, respectively, up notably over the respective 2012 comparables of $259 and 85.6%, as discussed in Part II, Item 7, “Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012 – Revenues.

Acquisition of The Cosmopolitan

The entity that previously owned the Property was Cosmo Senior Borrower LLC (“CSB”), a limited liability company organized in Delaware, which acquired the Property from its affiliate, 3700 Associates, LLC, a Delaware limited liability company (the “Previous Owner”), in December 2005. In April 2004, the Previous Owner purchased approximately 8.7 acres of land in Las Vegas, Nevada, in order to develop the Property and to eventually run the business as The Cosmopolitan. A subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”) made a mortgage loan to CSB on December 30, 2005 (“The Cosmopolitan Mortgage Loan”), encumbering the Property. The Cosmopolitan Mortgage Loan went into default on January 15, 2008 and remedies were exercised against CSB.

The Company was formed on July 30, 2008 for the purpose of holding the first lien mortgage loan on the Property and ultimately foreclosing on the Property. On August 29, 2008, the Company, which is an indirect wholly-owned subsidiary of Deutsche Bank, acquired ownership of The Cosmopolitan Mortgage Loan. The Company then acquired the Property at a foreclosure sale for $1 billion on September 3, 2008, and is the current owner of the Property. In accordance with the operating agreement, the Company shall continue in perpetuity until dissolved upon the election of the Members (See “Item 1. Business – Corporate Structure”) or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act.

The Company filed a Registration Statement on the United States Securities and Exchange Commission’s (“SEC”) Form 10 on April 9, 2010, which went effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on June 8, 2010.

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

The Casino

The approximately 110,000 square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. At December 31, 2013, the casino floor included 1,325 slot machines and 121 table games, with immediate guest access from each of the East and West Towers and is accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three-story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate areas for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

As of the Phase I opening on December 15, 2010, the 50-story East and 52-story West Towers comprised 1,998 hotel and condominium hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck. The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment systems, wireless internet and a custom in-room bar. The condominium hotel style rooms offer expansive terraces with dazzling views of the Strip. Subsequent to the completion of Phase I, completion of Phase II resulted in an additional 968 hotel and condominium hotel-style units located in the West Tower, bringing the total rooms available to 2,960.

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

Spa, Salon and Fitness Centers

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

Event Center

On December 29, 2013, we opened our 65,000 square-foot, approximately 3,000-seat multi-use event center named “The Chelsea.” This performance space and group venue is intended to encourage companies to book entertainment offerings, larger conventions, as well as product launches and other branding events.

Rose. Rabbit. Lie.

On December 30, 2013, we opened, Rose. Rabbit. Lie., an innovative combination of restaurant, bar, club and show featuring Vegas Nocturne. Rose. Rabbit. Lie. encompasses 23,000 square feet.

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

Target Clientele

Our target clientele is what we term as the “curious class”; people, who self-identify as being interested in change, are well-traveled and receptive to different concepts. Our marketing strategy targets numerous segments of Las Vegas, the United States and international leisure and business traveler customer bases, as we deploy a multi-channel distribution strategy to drive visitation from the most valuable segments of the group/convention, casino, and free independent traveler market segments. On August 25, 2010, and as amended on October 1, 2013, as part of this strategy, we entered into a distribution agreement with the Autograph Collection, Marriott International, Inc.’s portfolio of upscale and luxury independent hotels and resorts. This agreement provides us with a distribution channel to one of the largest databases in the hospitality industry which contributes importantly to our free independent traveler and group room night production. We believe we have and are focused on additional opportunities around selective partnership efforts, such as the ones featuring reciprocity with Marriott Rewards™ and The Ritz-Carlton Rewards™ to further grow our Identity Membership Program.

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

Significant Revenues from Non-Gaming Operations

We expect to continue to derive significant revenues from our non-gaming operations. Our hotel, convention and meeting space, event center (The Chelsea), pool decks, restaurant collection, retail, food and beverage, nightclub, spa, salon, fitness centers, Rose. Rabbit. Lie. and other operations allow us to market the Property as a fully integrated resort. Our diversified revenue base should allow us to be less dependent on the casino as a source of revenue and profits.

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

Las Vegas Market

Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. However, post-2007, the Las Vegas market generally experienced a contraction. During 2009, the market began to rebound. While visitation has returned to or near peak levels, total revenues have not, as evidenced by volume and gaming statistics released by the Las Vegas Convention and Visitors Authority (the “LVCVA”). The following table sets forth certain LVCVA statistical information for the years 2009 through 2013:

LAS VEGAS MARKET STATISTICS

	2013	2012	2011	2010	2009
Visitor Volume (in thousands)	39,668	39,727	38,929	37,335	36,531
Clark County Gaming Revenues (in $ billions)	9,676	9,400	9,223	8,909	8,834
Hotel/Motel Rooms Inventory	150,593	150,481	150,161	148,935	148,941
Airport Passenger Traffic (in thousands)	41,857	41,668	41,480	39,757	40,469
Convention Attendance (in thousands)	5,107	4,944	4,865	4,473	4,492

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

Competition

We face significant competition in the jurisdiction in which we operate, as well as from adjacent states. Such competition may intensify if new gaming operations open in our market or existing competitors expand their operations. During 2012, several competitors announced investments in new Las Vegas hotel offerings, restaurants, clubs and retail space with some offerings opening during 2013 and others anticipated to open during 2014. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in other areas, the development or expansion of Native American gaming, and the expansion of additional developments in other gaming jurisdictions to include Southeast Asia, could create additional competition for us and could adversely affect our operations.

During 2013, legalized internet wagering laws were passed in Nevada, Delaware and New Jersey, with other states considering similar legislation. There are also proposals that would specifically legalize internet gaming under federal law.

Nevada Gaming Regulation and Licensing

Introduction

The gaming industry is highly regulated. Gaming registrations, findings of suitability, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot be assured that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Revised Statutes referred to as the State of Nevada Gaming Control Act (the “Nevada Gaming Control Act”) and regulations, as well as to various local ordinances. The Cosmopolitan is subject to the licensing and regulatory control of the Gaming Commission, the State of Nevada Gaming Control Board and the Clark County Liquor and Gaming Licensing Division, which are collectively referred to in this document as the “Nevada Gaming Authorities.” The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. The Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, note holder or key employee of a licensed or registered entity.

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

Changes in applicable laws, regulations and procedures could have significant negative effects on the Company’s gaming operations and its financial condition and results of operations.

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

Our Operating Segment

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail, entertainment and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

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

Customers

During the period from opening on December 15, 2010 to December 31, 2013, no individual customer accounted for 10% or more of the Company’s consolidated net revenues.

Employees

The Company considers its staff to be an integral part of our guests’ experiences and identifies its staff as “CoStars.” As of December 31, 2013, the Company had approximately 4,400 CoStars.

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

Executive Officers and Directors of the Registrant

The persons serving as our executive officers and directors as of March 21, 2014, and their positions with us are as follows:

Name	Age	Position
Jeff Baer	49	Director of the Company’s Board
Fabrizio Campelli	40	Director of the Company’s Board
Stuart Clarke	56	Director of the Company’s Board
Enrico Sanna	41	Chairman of the Company’s Board
John Unwin	55	Director of the Company’s Board and Chief Executive Officer
Ronald G. Eidell	70	Director of the Company’s Board and Chief Financial Officer
Lisa Marchese	41	Chief Marketing Officer
Thomas McCartney	61	Chief Operating Officer
Anthony Pearl	43	General Counsel, Chief Compliance Officer and Corporate Secretary

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

Officers. The Board may appoint or remove officers of the Company from time to time. The officers serve at the pleasure of the Board. All appointments of officers shall be subject to the Nevada Gaming Control Act, and if any officer is found to be unsuitable pursuant the Nevada Gaming Control Act, such officer shall be automatically removed from such position.

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

Operating Agreement of Nevada Voteco

The Operating Agreement of Nevada Voteco is an agreement by and among the Voteco Members. The current Voteco Members are Jeff Baer, Fabrizio Campelli, Stuart Clarke and Enrico Sanna.

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

The Las Vegas market is showing signs of a modest recovery with visitor volumes reaching 37.3 million in 2010, 38.9 million in 2011 and 39.7 million in each of 2012 and 2013. Gaming revenues in Clark County are also recovering reaching approximately $9.7 billion in 2013 as compared to $9.4 billion in 2012, an increase of approximately 3.2% over 2012. (Both visitor volume and gaming statistics noted above are released by the LVCVA). However, due to a number of factors affecting consumers, including the lingering effects of a slowdown in global economies, contracting credit markets and reduced consumer and/or discretionary spending, energy and fuel cost fluctuations, the outlook for the gaming, travel, and entertainment industries remains uncertain. These factors have and could continue to result in low-to-modest growth in customer visits to Las Vegas, or customers spending less, as compared to prior periods. Gaming and other leisure activities represent discretionary expenditures and participation in such activities tends to decline during economic downturns, during which consumers generally have less disposable income. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed. Furthermore, during periods of economic contraction, revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

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

Additional hotel casinos containing a significant number of rooms may open, renovate or expand in Las Vegas over the next several years, which could also significantly increase competition. During 2012, Las Vegas competitors announced investments in new hotel offerings, restaurants, clubs and retail space. Certain of these new offerings began opening in 2013 with others anticipated to open during 2014. We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall quality of service, types of amenities available to guests, price, location, entertainment attractions, theme and size. Our ability to generate and maintain the appropriate level of market awareness and penetration in relation to these property-specific factors could adversely affect our ability to compete effectively and could potentially impact our business and results of operations.

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

Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our Property and thus adversely affect our business. During 2013, legalized internet wagering laws were passed in Nevada, Delaware and New Jersey, with other states considering similar legislation. There are also proposals that would specifically legalize internet gaming under federal law.

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

We have substantial debt service obligations. Our primary source of liquidity is a $3.9 billion credit facility (the “Credit Facility”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), $3.5 billion of which was outstanding as of December 31, 2013. Our substantial debt may negatively affect our business and operations in several ways, including:

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

Our internally generated cash flow may be inadequate to repay our indebtedness prior to maturity; therefore, we may be required to repay debt from time to time through refinancing of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may harm our ability to repay our debt through refinancing. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell portions of our property on disadvantageous terms, which might result in losses to us. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which would harm our business and results of operations. The current expiration of the Credit Facility is December 2015.

We depend on our key employees for the future success of our business and the loss of one or more of our key employees could have an adverse effect on our ability to manage our business and operate successfully and competitively.

Our ability to manage our business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of our key employees, including John Unwin, our Chief Executive Officer. It could be difficult for us to find replacements for Mr. Unwin or our other key employees, as competition for such personnel is intense. The departure of key employees could have an adverse effect on our ability to manage our business and operate successfully and competitively. During November 2013, the Company entered into a new two-year employment agreement with Mr. Unwin which was effective as of July 1, 2013.

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

A significant portion of our restaurant offerings, some of our retail outlets, the Marquee and Rose. Rabbit. Lie. are operated by separate third parties through either long-term management agreements and/or leases. Our ability to operate successfully and competitively depends on the extent to which such operators can generate and maintain the appropriate level of market awareness and penetration. These operators face many of the same risks to their business operations as The Cosmopolitan, which could adversely impact our financial results. These operators may also be unable to provide their contractual services or make lease payments on a consistent basis due to various risk or economic factors, either in connection with their operations at The Cosmopolitan or other businesses at other locations that they may own and operate. The inability of these operators to operate profitably may adversely impact our business, cash flows and results of operations.

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

We deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by our Property or employees could have material adverse effect on our financial condition, results of operations or cash flows.

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

From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlement or damages that could significantly impact our business, financial condition and results of operations.

Our reputation and business may be harmed from cyber security risk. Our failure to maintain the integrity of internal customer, employee or Company information could subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data and could also have a material adverse effect on our businesses, operating results and financial condition.

We collect information relating to our guests for various business purposes, including marketing and promotional purposes and credit card information for processing payments. We also maintain internal Company data such as personal employee identification information and information relating to our Company. The collection and use of customer and employee personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions. Privacy regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with changing privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services to our guests.

The secure maintenance and transmission of customer, employee and Company information is a critical element of our operations. We face global cyber security risks that may range in form from uncoordinated individual attempts to sophisticated and targeted measures including, but not limited to, attempts to access customer, employee and Company information, computer viruses, denial of service and other electronic security breaches. Our information technology and other systems that maintain and transmit customer information, or those of service providers, business partners, or employee information may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our customers’, employees’ or Company information may be lost, disclosed, accessed or taken without consent.

In addition, The Cosmopolitan, independent third-party service providers and other business partners process and maintain proprietary business information and data related to our business-to-business customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees or those of a third-party service provider or business partner. As a result, our business information, customer, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, customers’, employees’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, damages, fines and remedial expenses, may have a serious impact on our reputation and may materially adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our businesses, operating results and financial condition.

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

Our gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities and we must maintain the licenses and pay gaming taxes to continue operations at The Cosmopolitan. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, members and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business and results of operations. (See detailed discussion in “Part I – Business – Nevada Gaming Regulation and Licensing”).

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

As a result of a neutrality agreement with Culinary Workers Union, Local No. 226 and Bartenders Union, Local, No. 165, a card check was conducted in April 2011 and the union was certified as the exclusive collective bargaining representative for CoStars traditionally covered by such agreements. Negotiations are ongoing regarding the terms and conditions of the collective bargaining agreement. Also, other unions have targeted competitors within our industry and while we believe that our employee relations are and will be satisfactory, we can expect some organizing efforts. Significant union representation would require us to negotiate with many of our CoStars collectively and could adversely affect our financial performance by restricting our ability to maximize the efficiency of our operations. The Company is in the process of negotiating union contracts with two separate unions. The outcome of these negotiations and the potential impact on our financial performance cannot be determined due to the on-going nature of the negotiations, but will negatively impact our financial performance if they result in increases wages, increased benefits, or restrictive work rules.

Risks Relating to Our Organization and Corporate Structure

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

Item 2. Properties

The Cosmopolitan is located on approximately 8.7 acres of land that we own directly on the Las Vegas Strip and is approximately four miles from the McCarran International Airport. The Cosmopolitan consists of an approximately 110,000 square-foot casino, 2,960 hotel rooms and condominiums, restaurants and bars, social club, retail establishments, spa, salon and fitness centers, an approximately 185,000 square-foot convention, banquet facility and event center. We also lease other facilities in Las Vegas, which we use primarily for additional administrative office space, parking and warehousing purposes.

Item 3. Legal Proceedings

Prior to the issuance of any of our quarterly or annual financial results and for the purposes of accrual and/or disclosure, we analyze each of our material legal proceedings and other contingencies to determine whether an estimate of a probable or reasonably possible loss or range of loss can be made based upon the facts and legal assessment of such matter. During such assessment, we consider all factors that may impact this assessment, including, without limitation, (a) the stage of the proceeding; (b) the damages, penalties and costs sought; (c) the factual matters that remain to be resolved; and (d) the legal principles that are the subject of the proceeding. It is often not possible to estimate the loss or a range of possible loss, particularly where (i) the damages sought are unsubstantiated or indeterminate; (ii) the discovery or other material legal proceedings are incomplete; (iii) the proceedings are in the early stages and there is insufficient information available to assess the viability of the stated grounds; (iv) the matters present legal uncertainties; or (v) there are significant facts in dispute. In such cases, there are considerable uncertainties regarding the resolution of the proceeding, which may preclude the determination of the reasonably possible loss or range or loss.

Class Action Suits

Wage and Hour

During late 2012, the Company was put on notice and/or served with two separate purported class action lawsuits related to alleged unpaid compensation for time incurred by CoStars while on Property for donning and doffing of the CoStars required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. One of the purported wage and hour class action lawsuits is pending in the Eighth Judicial District Court for Clark County, Nevada, and one is pending in the U.S. District Court for the District of Nevada. These matters are in the preliminary stages of proceedings. Discovery has commenced including depositions. No motion to certify a class has been filed in the state court action. A motion to conditionally certify certain classes of employees was filed in the federal court action, but that motion has been denied in part and stayed in part. A renewed motion to certify a subset of employees was filed, briefed and heard by the court in the U.S. District Court action. The court has not issued its ruling. Substantial questions of law and fact remain unresolved in both cases.

The Company is in the process of evaluating the lawsuits and cannot at this time determine the potential impact of the lawsuits on the consolidated financial position, cash flows, or the results of operations of the Company, other than the accrued loss contingency discussed below. Specific additional factors applicable to each case that prevent the Company from providing an estimate of reasonably possible loss in excess of amounts accrued or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported classes and subclasses asserted in separate, but overlapping litigation are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims.

A third purported wage and hour class action was filed naming the Company in the Eighth Judicial District Court for Clark County, Nevada in January 2013. This matter was resolved in October 2013 and the settlement amount is included in the estimated loss contingency (as discussed below) reported for the year ended December 31, 2013.

On May 7, 2013, in the Eighth Judicial District Court for Clark County, Nevada, the Company was served with a fourth complaint, naming the Company, another Las Vegas Strip property and a vendor of the Company as defendants in a purported wage and hour class action, regarding alleged unpaid wages for time incurred by certain of the vendor’s employees. The Company filed a motion to dismiss which was granted on September 5, 2013.

During the second quarter of 2013, as part of an ongoing assessment of our wage and hour cases, we accrued an estimated loss contingency of $3.0 million (reported as a corporate operating expense on the consolidated statement of operations). We will continue evaluating the adequacy of this accrual as the cases develop. Legal fees associated with the cases are recognized as incurred when the legal services are rendered, and are, therefore, not recognized as part of the loss contingency accrual.

The Company believes that it has meritorious defenses with respect to these matters and intends to defend its positions vigorously.

Alleged Unlawful Taping/Recording

A purported class action lawsuit was filed during the quarterly period ended September 30, 2012 in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. Subsequently, the Company filed a motion to dismiss the plaintiff’s first amended complaint, or in the alternative, to strike the class allegations. On July 15, 2013, the U.S. District Court for the Southern District of California issued an order denying these Company motions.

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

Conclusion

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

In December 2009, the Company finalized a class action settlement with 1,050 condominium purchasers in the West Tower of the Property, resulting in a net gain of approximately $34.5 million which the Company recognized as net settlement income within the 2009 consolidated statement of operations. The remaining 267 purchasers in the West Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights.

In April 2010, the Company finalized a class action settlement with 427 condominium purchasers in the East Tower of the Property, resulting in a net gain of approximately $18.0 million which the Company recognized as net settlement income in the consolidated statement of operations. The remaining 63 purchasers in the East Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights.

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

On or about August 26, 2013, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Central District of California, captioned Lenny Spangler v. Nevada Property 1 LLC, et al., alleging, among other things, that former class action settlements entered into by the Company with buyers of condominium hotel units in the project were fraudulently induced, and seeking to recover all amounts paid to or retained by the Company in such settlements. On or about October 23, 2013, the Company filed a motion to dismiss the lawsuit or transfer venue to the State of Nevada. The case was transferred to the U.S. District Court for the District of Nevada. However, the plaintiff has agreed to dismiss the case in exchange for a waiver and release by the Company of its claims for costs related to the lawsuit. As of the date of this Annual Report, a formal order of dismissal has not been entered and the case remains pending. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company.

As a result of settlements occurring during the year ended December 31, 2013, the Company recognized a net gain of $0.3 million.

As of March 21, 2014, there were two condominium hotel units remaining under contract at The Cosmopolitan. The Company is actively engaged in various arbitration and other dispute resolution proceedings with respect to these units. The Company has prevailed in many of the pending arbitrations and is in the process of confirming and enforcing the prior arbitration award.

Patent Infringement

On July 31, 2013, Activision TV, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware for infringement of various patents owned by Activision TV, Inc. relating to digital displays installed at the Property by third-party vendors. This matter is in the earliest stages of proceedings. Discovery has not commenced. Substantial questions of law and fact are unresolved. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company.

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

Item 4. Mine Safety Disclosures

Not applicable

Disclosure Pursuant to Section 13(r) of the Exchange Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) added a new subsection (r) to Section 13 of the Exchange Act, requiring a public reporting issuer to disclose in its reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran and to other persons sanctioned by the U.S. under programs relating to terrorism and proliferation of weapons of mass destruction, including activities not prohibited by U.S. law and conducted outside the United States by non-U.S. affiliates in compliance with their local laws. The Company itself has nothing to report. However, Deutsche Bank AG may be viewed as our affiliate. We have been informed by Deutsche Bank AG that it intends to include the disclosure set forth below in its Annual Report on Form 20-F for the year ended December 31, 2013 to be filed with the U.S. Securities and Exchange Commission in March 2014. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its consolidated subsidiaries. None of the disclosed activities or transactions were conducted by the Company.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of December 31, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During 2013, approximately € 8.0 million was paid into the escrow account, € 6 million of which was caused by partial refunds of premia originally paid to the German export credit agency due to the prepayment of covered financing in 2012. We, in our role as agent, distributed to the participants in the banking consortia € 47 million including portions attributable to us totaling € 7.3 million.

Without being either agent or arranger and in our role as mere lender participant we received approximately € 0.6 million of repayments in principal and approximately € 11,000 interest in 2013.

In one financing arrangement, we are not ourselves a lender but act rather as agent for a lender, a state-owned development bank. In this capacity, we received repayment from the Iranian borrower of approximately € 6.3 million and passed it on to the lender.

We generated revenues in 2013 of approximately € 3.2 million in respect of these financing arrangements, of which approximately € 2.9 million consisted of escrow account revenues, € 0.2 million consisted of loan interest revenues and € 0.1 million consisted of fee revenues. The net profits were less than these amounts.

As of December 31, 2013, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we have agreed to sell, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Tejarat and NPC. In that capacity, it received approximately € 6 million in repayments of principal and interest in 2013, part of which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-BANK passed on approximately € 1.4 million to participants in such arrangements. In 2013, BHF-BANK’s gross revenues from this business were approximately € 80,000 and its net profits were less than this amount.

Our and BHF-BANK’s portion of the remaining loan facilities amounted to approximately € 92 million as of December 31, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.8 million are still outstanding as of year-end 2013. We paid approximately € 3,200 in cancellation fees in 2013 in respect of these guarantees into frozen accounts of the relevant Iranian banks at European financial institutions. The gross revenues from this business were approximately € 56,000 and the net profit we derived from these activities was less than this amount. We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 9.0 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 60,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of less than € 500 to the frozen account of the Syrian bank.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges of approximately € 7,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received approximately € 140,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 19 million as of December 31, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was less than € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 5,000 and the net profit derived from these activities was less than this amount.

We intend to exit these guarantee arrangements as soon as possible.

In 2013, we advised and confirmed a letter of credit issued by a bank in Iraq to a beneficiary located in the UAE. Several weeks after this the beneficiary was sanctioned in accordance with 31 CFR § 560.304. Our outstanding commitment under this letter of credit amounts to approximately € 47 million, which we do not intend to honour. The gross revenues derived from this transaction were approximately € 26,000 and the net profit was less than this amount.

Payments Received. We received less than 50 payments adding up to approximately € 11.2 million in favor of non-Iranian clients in Germany, the Netherlands, Belgium and Switzerland, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 13,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French banks accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In 2013, we received approximately € 44 million in such disbursements in approximately 1,100 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 5,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

The German Bundesbank and French banks also accept fund transfers in favor of the above-mentioned Iranian banks and freeze the relevant amounts under applicable law. By using this avenue, we on behalf of two of our clients transferred to two of the Iranian banks mentioned above one payment each, totaling less than € 16,000. Gross revenues were less than € 250. We do not seek to execute such payments.

Based on discussions initiated by the German Bundesbank, BHF-BANK continues to maintain accounts for Bank Sepah’s branch in Frankfurt, Germany. These accounts are frozen under European sanctions law. In 2013, the total volume of outgoing payments from these accounts was approximately € 11.2 million, which payments were made with the involvement of the competent authorities in Germany under applicable law. In 2013, the gross revenues from this activity were approximately € 9,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. In 2013, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 35.6 million in 2013, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 48,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There currently is no established public trading market for our membership interests. As of December 31, 2013, none of our membership interests were subject to any outstanding options or warrants, and we had not issued any securities convertible into our membership interests. The agreements governing the Company’s operations also place significant limitations on the transfer of our membership interests. See “Item 1. Business – Agreements Governing the Operation of The Cosmopolitan.”

Holders

As of December 31, 2013, there was one holder of record of our Class A Membership Interests and one holder of record of our Class B Membership Interests.

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

Item 6. Selected Financial Data

The following reflects selected historical financial data that should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

Prior to December 15, 2010, the Property was in its construction and pre-opening stage. Therefore, we did not operate for a full year in 2010 and had no operations in 2008 and 2009, and as a result, period-over-period comparisons of the Company’s operating results may not be meaningful. The Company reported its first three full years of operation during the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Net revenues	$652,527	$595,171	$478,642	$10,613	$—
Operating expenses	758,755	727,168	678,299	161,568	6,159
Operating loss	(106,228)	(131,997)	(199,657)	(150,955)	(6,159)
Other income (expense)	(39,539)	(32,942)	(35,783)	11,478	34,784
Loss before income taxes	(145,767)	(164,939)	(235,440)	(139,477)	28,625
Income tax benefit	50,989	58,368	138,449	—	—
Net loss	(94,778)	(106,571)	(96,991)	(139,477)	28,625

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Total cash and cash equivalents	$58,660	$48,811	$77,293	$86,108	$5,118
Due from affiliate	56,413	83,105	—	—	—
Total current assets	221,101	242,433	321,955	116,485	7,455
Property and equipment, net	2,854,990	2,937,062	3,111,248	3,111,688	2,093,970
Total assets	3,204,822	3,320,932	3,496,765	3,336,721	2,294,088
Total current liabilities	107,308	101,112	118,398	77,382	111,046
Loan payable to affiliate	3,499,917	3,539,951	3,530,857	3,062,496	2,017,057
Total liabilities	3,629,941	3,651,273	3,720,535	3,450,178	2,268,568
Members’ deficit	(425,119)	(330,341)	(223,770)	(113,457)	25,520

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

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

Revenues

As compared to 2012, our 2013 gross and net revenues increased by 9.7% and 9.6%, respectively, representing incremental gross and net revenue dollar increases of $67.9 million and $57.4 million.

Our revenues for the years ended December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
(In thousands)	2013	2012	$ Change	% Change
Revenues:
Casino	$155,501	$124,188	$31,313	25.2%
Hotel	267,640	240,067	27,573	11.5%
Food and beverage	313,802	306,225	7,577	2.5%
Entertainment, retail and other	34,524	33,042	1,482	4.5%

Gross revenues	771,467	703,522	67,945	9.7%
Less — promotional allowances	(118,940)	(108,351)	(10,589)	9.8%

Net revenues	$652,527	$595,171	$57,356	9.6%

For the years ended December 31, 2013 and 2012, our casino revenues consist of table games and slots, with our casino revenues increasing by 25.2% as compared to 2012. The table games hold percentage for the 2013 was 13.0% (our expected range is 10.0% to 14.0%), up from 9.0% for 2012, complementing growth in our slot revenues. Our focus continues to be on supplementing the level of table games play at the Property, from both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity program, building our database of slot customers and expanding our alliance program.

For 2013, hotel revenues grew 11.5% compared to 2012. ADR and REVPAR also increased when compared to the same 2012 period, primarily reflecting continued strong demand in the free independent traveler and group and convention categories, as well as the Company’s January 1, 2013 resort fee implementation. ADR and occupancy for the year ended December 31, 2013 was $275 and 90.2%, respectively, generating REVPAR of $248. ADR and occupancy for the year ended December 31, 2012 was $259 and 85.6%, respectively, generating REVPAR of $222.

Food and beverage revenues for the year ended December 31, 2013 increased $7.6 million or 2.5%, when compared to the same period in 2012. Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, as well as the third-party operated food and beverage outlets which are wholly-owned by the Company. We continue to experience food and beverage revenue growth from the Company-operated and third-party operated dining establishments due to (i) strong growth in our group and convention business which directly contributes to higher revenues generated from banquet and buffet services; (ii) the high volume of customers visiting our restaurants; as well as, (iii) the increased number of customers staying at our Property.

During late-December 2013, we opened Rose. Rabbit. Lie., a 23,000 square-foot social club representing an innovative combination of restaurant, bar, club and show. December 2013 operating results for Rose. Rabbit. Lie. are included in food and beverage revenues for the year ended December 31, 2013 consolidated statement of operations. During 2014, we expect continuing revenue growth from these operations.

Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the years ended December 31, 2013 and 2012 were $34.5 million and $33.0 million, respectively, representing an increase of $1.5 million or 4.5%. The year-over-year increase in entertainment, retail and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees.

As previously announced, we completed the build-out and opened our planned 65,000 square-foot, approximately 3,000-seat multi-use event center named The Chelsea during late-December 2013. December 2013 operating results from The Chelsea are included in entertainment, retail and other revenues for the year ended December 31, 2013. During 2014, we expect continuing revenue growth from these operations.

Revenues for the 2013 and 2012 operating periods include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or complimentaries (“comps”) are deducted from revenues. We believe the level of promotional allowances or comps incurred for the respective 2013 and 2012 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. While year-over-year gross revenues increased by 9.7% for the 2013 and 2012 operating periods, promotional allowances as a percentage of gross revenues, remained static at 15.4% for each of the years ended December 31, 2013 and 2012. We expect this level of promotional allowance or comps expense to continue in the short-term, but decline over the long-term.

Operating Expenses

Our operating expenses increased for the year ended December 31, 2013 as compared to the prior year. The 4.3% increase in overall operating expenses was notably lower than the growth in gross revenues, up 9.7% for the 2013 fiscal year. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing departmental operating expenses, resulting in higher operating margins. These efforts were partially offset by The Chelsea and Rose. Rabbit. Lie. pre-opening expenses of $13.5 million incurred during the year ended December 31, 2013.

Our operating expenses for the years ended December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
(In thousands)	2013	2012	$ Change	% Change
Operating expenses:
Casino	$109,492	$104,697	$4,795	4.6%
Hotel	39,343	38,628	715	1.9%
Food and beverage	206,879	208,672	(1,793)	(0.9%)
Entertainment, retail and other	29,384	29,086	298	1.0%
Sales and marketing	60,314	60,746	(432)	(0.7%)
General and administrative	106,347	101,991	4,356	4.3%
Corporate	17,824	12,385	5,439	43.9%
Pre-opening	13,471	—	13,471	N/A
(Gain) loss on disposal of assets	(674)	652	(1,326)	(203.3%)
Depreciation and amortization	176,375	170,311	6,064	3.6%

Total operating expenses	$758,755	$727,168	$31,587	4.3%

Departmental Operating Expenses

Departmental operating expenses include operations associated with casino, hotel, food and beverage, entertainment, retail and other. During the year ended December 31, 2013, departmental expenses cumulatively increased by $4.0 million or 1.1% over the respective 2012 period. In general, the increase in departmental operating expenses reflects higher incremental expenses generated from our year-over-year revenue growth, e.g., casino player comps, departmental labor, hotel linen replacement, etc.

The increase in casino operating expenses for the 2013 fiscal year includes continuing refinement of hotel, food and beverage and other costs associated with complimentary goods and services offered to our customers, as well as higher commissions for independent representatives generated from the Property’s expanded host program.

Hotel operating expenses increased from 2012 to 2013 primarily as a function of higher occupancy of our rooms and related servicing of such rooms.

For the year ended December 31, 2013 as compared to 2012, food and beverage operating expenses decreased modestly overall from the net effect of cost management in conjunction with growth in our operations. During 2013, partner restaurant management and incentive fees were partially offset by lower fees related to the decrease in Marquee revenues. As previously discussed, we opened Rose. Rabbit. Lie. during late-December 2013 and began reporting its departmental operating expenses in food and beverage. Related to the anticipated 2014 revenue growth from these operations, we expect an increase in the related departmental operating expenses.

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

Sales and Marketing, General and Administrative and Corporate Expenses

We now present sales and marketing expenses as a separate line item on the consolidated statements of operations and have reclassified amounts in the prior period statement to conform to the current period’s presentation.

For the comparative 2013 to 2012 periods, the $0.4 million decrease in sales and marketing primarily reflects the timing and placement of our advertising within period-to-period comparisons of spending levels. Marketing and advertising spending enhances our strong brand identity, helping to drive traffic to our Property. The 4.3% increase in general and administrative expenses for the 2013 fiscal year as compared to the same 2012 period is attributable to the our previously disclosed efforts to control these costs in conjunction with operating revenue growth. Included in corporate expenses is the second quarter of 2013 recognition of a loss contingency of $3.0 million as an estimate of what we believe may be the eventual and reasonably possible loss associated with certain legal cases.

Pre-opening Expenses

Costs incurred during a development and construction period that are not related to development and construction are included within pre-opening expenses. Such costs include, but are not limited to, direct marketing and advertising of the project prior to opening, consultants hired to assist the Company in the opening of a project, training of new CoStars, payroll for specific CoStars in our non-development and construction groups specifically assigned to the project, the cost of incremental office lease space associated with the project and used by the Company prior to opening, legal and other consulting fees, general and administrative expenses and other non-construction-related expenses.

During fiscal year 2013, pre-opening expenses of $13.5 million primarily reflects such costs related to the December 2013 openings of The Chelsea and Rose. Rabbit. Lie. No pre-opening expenses were incurred during the year ended December 31, 2012.

Depreciation and Amortization Expenses

Depreciation and amortization charges were $176.4 million for the year ended December 31, 2013 and $170.3 million for the year ended December 31, 2012. The increase primarily reflects certain Phase I and Phase II components of the Property which were placed into service throughout 2012. Capital assets associated with The Chelsea and Rose. Rabbit. Lie, were placed into service during late-December 2013.

Other Income (Expense)

Our other income and expenses for the year years ended December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
(In thousands)	2013	2012	$ Change	% Change
Other income (expense):
Net settlement and default income	$323	$14,044	$(13,721)	(97.7%)
Interest income	47	6	41	N/A
Interest expense due to affiliate, net of amounts capitalized	(39,909)	(46,992)	7,083	15.1%

Total other income (expense)	$(39,539)	$(32,942)	$(6,597)	(20.0%)

Net Settlement and Default Income

During the twelve months ended December 31, 2013 and 2012, certain purchasers of condominium hotel units located within the East and West Towers of the Property agreed to settle and release their claims against the Company. As a result of these 2013 and 2012 settlements, for these purchasers, we recognized as net settlement and default income a net gain of $0.3 million and $12.2 million, respectively. During the year ended December 31, 2012, we also settled several other disputes with condominium hotel purchasers resulting in an additional net gain of $1.8 million which we also recognized as net settlement and default income.

As of December 31, 2013, there are two condominium hotel units remaining under contract at The Cosmopolitan.

Interest Expense Due to Affiliate, Net of Amounts Capitalized

The significant decrease in interest expense is due to the pay down of debt balances associated with construction draws, reduced working capital requirements and lower interest rates. The Company’s loan payable to affiliate of $3.5 billion at each of December 31, 2013 and 2012 includes a $40.0 million decrease from the period-to-period balances. At December 31, 2013 the interest rate and weighted average interest rate was 1.09% and 1.11%, respectively. At December 31, 2012 the interest rate and weighted average interest rate was 1.16% and 1.23%, respectively.

Income Tax Benefit

The income tax benefit was $51.0 million for the year ended December 31, 2013 compared to $58.4 for 2012. Our effective income tax rate was (35.0%) and (35.3%) for the years ended December 31, 2013 and 2012, respectively.

Effective January 1, 2012, pursuant to a broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (the “U.S. Consolidated Group”) owned by a subsidiary of Deutsche Bank. The U.S. Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s net operating losses and realize the Company’s deferred tax assets. Due to this tax reorganization, management determined that it would be able to receive a future benefit for the deferred tax assets which had been generated in 2011 and prior periods.

The effective income tax rate for the year ended December 31, 2013 and 2012 includes the benefit for being a party to such tax sharing agreement at our statutory tax rate.

Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Revenues

As compared to 2011, our 2012 gross and net revenues increased by 23.6% and 24.3%, respectively, representing incremental gross and net revenue dollar increases of $134.5 million and $116.5 million.

Our revenues for the years ended December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
(In thousands)	2012	2011	$ Change	% Change
Revenues:
Casino	$124,188	$107,389	$16,799	15.6%
Hotel	240,067	178,405	61,662	34.6%
Food and beverage	306,225	258,494	47,731	18.5%
Entertainment, retail and other	33,042	24,690	8,352	33.8%

Gross revenues	703,522	568,978	134,544	23.6%
Less — promotional allowances	(108,351)	(90,336)	(18,015)	19.9%

Net revenues	$595,171	$478,642	$116,529	24.3%

For the years ended December 31, 2012 and 2011, our gross gaming revenues consist of table games and slots. For the year ended December 31, 2012 our table games hold percentage was 9.0% which is below our expected range of 10% to 14% (10.1% for the year ended December 31, 2011). Our focus continues to be on supplementing the level of table games play at the Property. In November 2011, we completed construction and opened an additional high limit gaming area (The Talon Club), approximating 9,600 square feet with 15 table games. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity program, building our database of slot customers and expanding our alliance program.

For hotel revenues, the Property’s ADR and occupancy for the year ended December 31, 2012 was $259 and 85.6%, respectively, generating REVPAR of $222 as compared to ADR and occupancy for year ended December 31, 2011 of $237 and 84.3%, respectively, which generated REVPAR of $199. Increasing 2012 hotel revenues continue to reflect strong demand in both the free independent traveler and group sales categories which was principally driven by an increase in the number of available rooms over the prior period. A total of 968 rooms constructed as part of Phase II were added to room inventory during 2011, bringing the total room inventory to 2,963 rooms as of December 31, 2011.

Food and beverage revenues from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets; our third-party operated restaurant collection as well as the Marquee. Third-party operated restaurants and the Marquee are wholly-owned by the Company, but managed and operated by third parties. Revenue performance for the year ended December 31, 2012 is attributable to the strong group and convention business, continuing strong demand for the Marquee, high volume of customers visiting our restaurants, as well as the increased number of customers staying at our Property.

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

Our operating expenses for the years ended December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
(In thousands)	2012	2011	$ Change	% Change
Operating expenses:
Casino	$104,697	$95,301	$9,396	9.9%
Hotel	38,628	33,298	5,330	16.0%
Food and beverage	208,672	193,902	14,770	7.6%
Entertainment, retail and other	29,086	30,143	(1,057)	(3.5%)
Sales and marketing	60,746	48,454	12,292	25.4%
General and administrative	101,991	108,362	(6,371)	(5.9%)
Corporate	12,385	14,552	(2,167)	(14.9%)
Pre-opening	—	1,636	(1,636)	(100.0%)
(Gain) loss on disposal of assets	652	(5,875)	6,527	(111.1%)
Depreciation and amortization	170,311	158,526	11,785	7.4%

Total operating expenses	$727,168	$678,299	$48,869	7.2%

Departmental Operating Expenses

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

Sales and Marketing, General and Administrative and Corporate Expenses

Effective with the 2012 fiscal year, we now present sales and marketing expenses as a separate line item on the consolidated statements of operations and have reclassified certain hotel and general and administrative operating expense amounts from the previously-reported 2011 statement to conform to the current period’s presentation.

Sales and Marketing

As compared to 2011, the increase in sales and marketing operating expenses is primarily a result of our expanded 2012 television advertising campaign that targeted a larger set of critical Las Vegas feeder markets.

General and Administrative and Corporate Expenses

General and administrative expenses decreased for the year ended December 31, 2012 as compared to the same period for 2011. General and administrative expenses include salaries, property taxes and insurance. Corporate expenses, which include corporate salaries and legal expenses, decreased during 2012 due to a reduction in fees associated with certain litigations that originated in 2011, as well as lower salaries expense.

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

Other Income (Expense)

Our other income and expenses for the year years ended December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
(In thousands)	2012	2011	$ Change	% Change
Other income (expense):
Net settlement and default income	$14,044	$83	$13,961	N/A
Interest income	6	304	(298)	(98.0%)
Interest expense due to affiliate, net of amounts capitalized	(46,992)	(36,170)	(10,822)	29.9%

Total other income (expense)	$(32,942)	$(35,783)	$2,841	(7.9%)

Net Settlement and Default Income

Net settlement income represents income from some of the purchasers within the East and the West Towers who had previously opted out of the settlement offers, setting their claims with us in individual transactions.

Interest Expense Due to Affiliate, Net of Amounts Capitalized

The significant increase in interest expense is primarily due to higher outstanding debt balances associated with construction draws and working capital requirements, as well as increases in certain interest rates. The Company had weighted average borrowings of $3.5 billion and $3.3 billion at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011 the interest rate was 1.16% and 1.43%, respectively.

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

Non-U.S. GAAP Measures – EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are used by management as the primary measures of operating performance of The Cosmopolitan. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, rent expenses and corporate expenses.

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Management has presented EBITDA and adjusted EBITDA information as supplemental disclosures to the reported U.S. GAAP measures because it believes that these measures are widely used to assess the operating performance in the gaming and hospitality industry. Certain items excluded from EBITDA and adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that are not comparable between the periods being presented.

EBITDA and adjusted EBITDA should not be construed as alternatives to operating income or net income, as indicators of our performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures determined in accordance with U.S. GAAP. Also, other companies in the gaming and hospitality industries that report EBITDA and adjusted EBITDA information may calculate EBITDA and adjusted EBITDA in a different manner.

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net loss for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net loss	$(94,778)	$(106,571)	$(96,991)
Interest, net	39,862	46,986	35,866
Income tax benefit	(50,989)	(58,368)	(138,449)
Depreciation and amortization	176,375	170,311	158,526

EBITDA	70,470	52,358	(41,048)
Corporate expenses	17,824	12,385	14,552
Pre-opening expenses	13,471	—	1,636
Rent expenses	1,506	1,578	2,779

Adjusted EBITDA	$103,271	$66,321	$(22,081)

See detailed discussion of changes in revenues and operating expense account balances in “Item 7 - Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012.”

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our expansion projects and our compliance with covenants contained in the Credit Facility.

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net cash provided by (used in) operating activities	$124,849	$9,159	$(118,660)
Net cash used in investing activities	(74,966)	(46,735)	(358,516)
Net cash (used in) provided by financing activities	(40,034)	9,094	468,361

As of December 31, 2013, we had $58.7 million in available cash and cash equivalents.

Cash Flows – Operating Activities

Net cash provided by operating activities during the year ended December 31, 2013 is primarily attributable to the $83.1 million U.S. Consolidated Group reimbursement for the utilization of the Company’s 2012 net operating losses, timing of payments for certain significant prepaid expenses and accrued liabilities, including property taxes and IT management contracts, the purchase of higher liquor inventories to take advantage of pricing efficiencies, as well as improved accounts receivable collections.

The net cash provided by operating activities during the year ended December 31, 2012 as compared to 2011, was primarily attributable to improved operating results, the increase in working capital and the income generated by the condominium settlement and default income.

Cash Flows – Investing Activities

The ordinary and major capital expenditures of $75.7 million incurred for the year ended December 31, 2013 are primarily related to (i) construction of certain significant new components of our integrated resort, The Chelsea and Rose. Rabbit. Lie. (our new venues which opened in late-December 2013); and, (ii) ordinary capital expenditures generally associated with new in-room hotel technology.

The decrease in net cash used in investing activities for the year ended December 31, 2012, as compared to 2011, relates primarily to payment of construction payables and retention amounts generated from Phase I and Phase II of the Property. Phase I of the Property opened on December 15, 2010 and significant completion of Phase II occurred incrementally through September 2011.

In addition to direct costs, construction in progress also includes soft costs or indirect costs. These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the years ended December 31, 2013, 2012 and 2011, the Company capitalized related soft costs in the amount of $10.3 million, $5.8 million and $55.1 million, respectively.

Cash Flows – Financing Activities

The Company maintains a $3.9 billion Credit Facility with DBCI, $3.5 billion of which was outstanding as of December 31, 2013. Deutsche Bank has no obligation to provide the Company with additional funding beyond the Credit Facility. Amounts under the total Credit Facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. Borrowings carry an interest rate of LIBOR plus a LIBOR margin of 85 basis points (0.85%). The Credit Facility does not include any financial covenants. The current expiration of the Credit Facility is December 2015.

For the year ended December 31, 2013, the net cash used in financing activities balance of $40.0 million includes $58.1 million in borrowings against our Credit Facility which was offset by related principal repayments totaling $98.1 million. Our draws against the Credit Facility were primarily utilized for construction costs relating to The Chelsea and Rose. Rabbit. Lie. and, to a lesser degree, to finance the operations at the Property.

During the first quarter of 2014, the Company utilized net operating funds for a principal repayment totaling $10.0 million of our Credit Facility.

The decrease in net cash provided by financing activities for the year ended December 31, 2012, as compared to December 31, 2011, reflects improved levels of cash flow from operations and reduced major capital expenditures in 2012. The 2012 net cash provided by financing activities balance of $9.1 million represents amounts drawn against our Credit Facility with DBCI totaling $34.1 million which were used to pay construction expenses relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property. These draws were offset by repayments during 2012 of principal of $25.0 million. For the year ended December 31, 2011 we borrowed $475.5 million under our Credit Facility which was used to pay for construction relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property.

Liquidity

Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Certain capital expenditures requirements may be necessary to comply with any changes in applicable laws and regulations. We estimate capital expenditures will range between $45.0 million to $50.0 million during the year ended December 31, 2014.

We intend to finance ongoing major capital expenditures, including payment of incurred construction payables and retention amounts in connection with The Chelsea and Rose. Rabbit. Lie., with borrowings from DBCI through the Credit Facility. We may require additional financing to support future growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access to capital markets to meet liquidity needs.

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

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention related to the build-out of The Chelsea and Rose. Rabbit. Lie., normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that borrowings under the existing Credit Facility and operating cash flows generated by the Property will be sufficient to meet our short-term liquidity requirements. Within the next twelve months, short-term liquidity requirements are estimated to be approximately $90.0 million to $100.0 million.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with special purpose entities nor do we engage in any derivatives. Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit for $20.0 million reserved for purposes of issuing standby letters of credit. The Company currently maintains three standby letters of credit totaling $2.8 million pursuant to agreements related to insurance, administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of December 31, 2013.

Contractual Obligations and Commitments

We have loan obligations that we record as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following tables summarize our contractual obligations and other commitments as of December 31, 2013:

(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Loan payable to affiliate (1)	$3,499,917	$—	$3,499,917	$—	$—
Estimated interest payments on loan payable to affiliate (2)	99,460	42,986	56,474	—	—
Operating lease obligations	7,939	2,142	3,103	1,373	1,321
Purchase obligations (3)	55,582	55,582	—	—	—
Construction commitments (4)	17,734	17,734	—	—	—

Total	$3,680,632	$118,444	$3,559,494	$1,373	$1,321

(1)	The construction commitments and purchase obligations noted in the table above will be funded by the Credit Facility and from operating cash flows generated by the Property.
(2)	Interest payments on loan payable to affiliate are estimated using three month LIBOR as of December 31, 2013 plus 85 basis points, as stipulated by the Credit Facility.
(3)	Various non-cancellable purchase orders and contracts entered into by the Property for goods and services.
(4)	Amounts due to various vendors, including retainage, related to the Property’s construction activities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data.” Of these accounting policies, we believe the following may involve a higher degree of judgment and estimates and complexity.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

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

Property and Equipment, Net

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

Our considerations in evaluating the Property and equipment for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends, obsolescence, and, other economic, legal and regulatory indicators. Since The Cosmopolitan has only operated for three full calendar years during 2013, 2012 and 2011, cash flow estimates for the Property have continued to be based on market average data for the Las Vegas market. Based on these projections, management believes the cash flows from the Property are sufficient for the Company to recover their investment in The Cosmopolitan and no impairment was indicated.

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results which would be indicative of a possible impairment of the property in future periods. From the period beginning July 30, 2008 (inception) through December 31, 2013, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under U.S. GAAP.

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

The Company’s operations are in a cumulative loss position for the three-year period ended December 31, 2013. For purposes of assessing the realization of the deferred tax assets, we considered the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. Effective January 1, 2012, and pursuant to a broader tax reorganization, the Company is part of a U.S. Consolidated Group owned by Deutsche Bank. As a result, the Company joined the U.S. Consolidated Group after having been a separate taxpayer in 2011. In addition, effective January 1, 2012 the Company is party to a tax sharing agreement with the U.S. Consolidated Group. The U.S. Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets. As such, management has determined that it would be able to receive a future benefit of their deferred tax assets.

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

Accounting standards require that the consolidated amount of current and deferred tax expense for a group that files a consolidated tax return be allocated among the group members when those members issue separate financial statements. As of December 31, 2011, $122.9 million of the Company’s $125.1 million net deferred tax asset balance relates to its net operating loss incurred during 2011, which is subject to special tax rules which may limit their usage under the Separate Return Limitation Year (“SRLY”) rules. The Company had a current tax-effected net operating loss of $56.4 million and $83.1 million for December 31, 2013 and December 31, 2012, respectively that will be utilized by the U.S. Consolidated Group. The Company was reimbursed for the utilization of its net operating loss generated in 2012 by the U.S. Consolidated Group in 2013 and expects to be reimbursed for the 2013 net operating loss generated in 2014.

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

Recently Issued Accounting Standards

See the related disclosure in Note 2 to our consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further details.

Item7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our Credit Facility has a variable interest rate. As of December 31, 2013, an increase in market rates of interest by 1.0% would have increased our annual interest cost by approximately $35.2 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Members of

Nevada Property 1 LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members’ deficit and cash flows present fairly, in all material respects, the financial position of Nevada Property 1 LLC and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 21, 2014

NEVADA PROPERTY 1 LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash held with Deutsche Bank	$32,867	$20,388
Cash held with third parties and on hand	25,793	28,423

Total cash and cash equivalents	58,660	48,811
Accounts receivable, net	53,564	68,179
Due from affiliate (Notes 3 and 15)	56,413	83,105
Inventories	14,575	10,749
Deferred income taxes	11,614	11,620
Restricted cash	656	1,551
Prepaid expenses and other assets	25,619	18,418

Total current assets	221,101	242,433
Property and equipment, net	2,854,990	2,937,062
Intangible asset, net	9,956	11,627
Deferred income taxes	83,354	88,772
Other assets	35,421	41,038

Total assets	$3,204,822	$3,320,932

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$14,403	$9,136
Interest payable to affiliate	9,859	10,867
Accrued and other liabilities	82,765	80,456
Advance condominium deposits	281	653

Total current liabilities	107,308	101,112
Accounts payable - construction	5,883	163
Accounts payable - retention	4,059	154
Accrued and other liabilities - construction	7,792	3,957
Loan payable to affiliate	3,499,917	3,539,951
Other liabilities	4,982	5,936

Total liabilities	3,629,941	3,651,273
Commitments and contingencies (Note 12)
Members’ deficit	(425,119)	(330,341)

Total liabilities and members’ deficit	$3,204,822	$3,320,932

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Casino	$155,501	$124,188	$107,389
Hotel	267,640	240,067	178,405
Food and beverage	313,802	306,225	258,494
Entertainment, retail and other	34,524	33,042	24,690

Gross revenues	771,467	703,522	568,978
Less — promotional allowances	(118,940)	(108,351)	(90,336)

Net revenues	652,527	595,171	478,642

Operating expenses:
Casino	109,492	104,697	95,301
Hotel	39,343	38,628	33,298
Food and beverage	206,879	208,672	193,902
Entertainment, retail and other	29,384	29,086	30,143
Sales and marketing	60,314	60,746	48,454
General and administrative	106,347	101,991	108,362
Corporate	17,824	12,385	14,552
Pre-opening	13,471	—	1,636
(Gain) loss on disposal of assets	(674)	652	(5,875)
Depreciation and amortization	176,375	170,311	158,526

Total operating expenses	758,755	727,168	678,299

Operating loss	(106,228)	(131,997)	(199,657)

Other income (expense):
Net settlement and default income (Note 13)	323	14,044	83
Interest income	47	6	304
Interest expense due to affiliate, net of amounts capitalized	(39,909)	(46,992)	(36,170)

Total other income (expense)	(39,539)	(32,942)	(35,783)

Loss before income taxes	(145,767)	(164,939)	(235,440)
Income tax benefit	50,989	58,368	138,449

Net loss	$(94,778)	$(106,571)	$(96,991)

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(In thousands)

	December 31,
	2013	2012	2011
Members’ deficit at beginning of period	$(330,341)	$(223,770)	$(113,457)
Non-cash distribution to Member (Note 3)	—	—	(13,323)
Net loss	(94,778)	(106,571)	(96,991)

Members’ deficit at end of period	$(425,119)	$(330,341)	$(223,770)

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(94,778)	$(106,571)	$(96,991)
Deferred income taxes (Notes 3 and 15)	(50,989)	(58,368)	(125,128)
Depreciation and amortization	176,375	170,311	158,526
Non-cash distribution to Member (Note 3)	—	—	(13,322)
(Gain) loss on disposal of assets	(674)	652	(5,875)
Changes in operating assets and liabilities:
Accounts receivable, net	14,615	(21,939)	(37,574)
Due from affiliate (Notes 3 and 15)	83,105	—	—
Inventories	(3,826)	(691)	(3,861)
Prepaid expenses and other assets	(2,722)	17,271	(8,603)
Accounts payable	5,266	(3,096)	244
Accrued and other liabilities	(1,039)	12,741	4,316
Interest payable to affiliate	(1,007)	(255)	9,610
Restricted cash	895	32,982	4,034
Advance condominium deposits	(372)	(33,878)	(4,036)

Net cash provided by (used in) operating activities	124,849	9,159	(118,660)

Cash flows from investing activities:
Ordinary capital expenditures	(17,952)	(7,866)	—
Capital expenditures from major developments and for construction projects	(57,764)	(38,869)	(375,118)
Proceeds from sale of assets	750	—	16,602

Net cash used in investing activities	(74,966)	(46,735)	(358,516)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	58,071	34,094	475,465
Principal payments under loan payable to affiliate	(98,105)	(25,000)	(7,104)

Net cash (used in) provided by financing activities	(40,034)	9,094	468,361

Net increase in cash and cash equivalents	9,849	(28,482)	(8,815)
Cash and cash equivalents at beginning of period	48,811	77,293	86,108

Cash and cash equivalents at end of period	$58,660	$48,811	$77,293

Supplemental disclosure of cash flow information:
Cash paid for interest due to affiliate, net of interest capitalized	$40,918	$47,247	$26,198

Non-cash investing activities:
Change in accrued additions to construction in progress	$15,854	$31,873	$208,539

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

Acquisition of The Cosmopolitan

The entity that previously owned the Property was Cosmo Senior Borrower LLC (“CSB”), a limited liability company organized in Delaware, which acquired the Property from the affiliate, 3700 Associates, LLC, a Delaware limited liability company (the “Previous Owner”), in December 2005. In April 2004, the Previous Owner purchased approximately 8.7 acres of land in Las Vegas, Nevada, in order to develop the Property and to eventually run the business at The Cosmopolitan. A subsidiary of Deutsche Bank AG made a mortgage loan to CSB on December 30, 2005 (“The Cosmopolitan Mortgage Loan”), encumbering the Property. The Cosmopolitan Mortgage Loan went into default on January 15, 2008 and remedies were exercised against CSB.

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

The Company filed a Registration Statement on Form 10 on April 9, 2010, which went effective under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on June 8, 2010. The Company became a registrant under the Exchange Act on June 8, 2010. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding the Company that we have filed with the SEC at www.sec.gov. Our SEC filings can also be accessed through the Company’s website at www.cosmopolitanlasvegas.com by clicking on the link for SEC filings.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

As previously noted, the Company is an indirect wholly-owned subsidiary of Deutsche Bank. In the normal course of business, the Company’s operations may include significant transactions conducted with Deutsche Bank or affiliated entities of Deutsche Bank.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

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

Inventories

Inventories consist of retail merchandise, food and beverage items which are stated at the lower of cost or market value. Cost is determined by the weighted average identification method.

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

Our considerations in evaluating the Property and equipment for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends, obsolescence and, other economic, legal and regulatory conditions and indicators.

Since The Cosmopolitan has operated for only three full calendar years, cash flow estimates for the Property are based on a combination of operating results for the Company and market average data for the Las Vegas market. Based on these projections, management believes the cash flows from the Property are sufficient for the Company to recover its investment in The Cosmopolitan and no impairment was indicated.

The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future results and capital requirements that could differ materially from actual results which would be indicative of a possible impairment of the property in future periods. From July 30, 2008 (inception) through December 31, 2013, no long-lived assets have been identified as impaired and no such impairment losses have been recognized under U.S. GAAP.

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

Deferred Revenue

The Company records deposits received under condominium hotel sale agreements as deferred revenue representing advance condominium deposits in the consolidated balance sheets. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as revenue upon closing of the sale of the condominium hotel units, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and will be recognized in other income within the consolidated statement of operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium hotel purchasers or arising due to buyer default is recognized within other income within the consolidated statement of operations (refer to Note 13 for further discussion).

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

The Company accrues for points expected to be earned for free goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other free goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2013 and 2012, we had accrued $2.7 million and $2.1 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in accrued and other liabilities in our consolidated balance sheets.

The estimated departmental cost of providing promotional allowances for the years ended December 31, 2013, 2012 and 2011, which are included primarily in casino operating expenses, are as follows:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Hotel	$11,535	$11,558	$12,037
Food and beverage	18,122	9,877	10,434
Entertainment, retail and other	759	799	515

	$30,416	$22,234	$22,986

Gaming Taxes

The Company is subject to taxes based on gross casino revenues. These gaming taxes are recorded as an expense within the “Casino” line item in the accompanying consolidated statements of operations. These taxes totaled $12.3 million, $9.9 million and $8.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Costs

The Company expenses advertising costs the first time the advertising takes place. Advertising costs incurred during the construction and pre-opening periods are included in pre-opening operating expenses. Upon completion of a project the advertising costs are included in sales and marketing operating expenses. The cumulative total of advertising costs included in pre-opening and sales and marketing expenses were $47.4 million, $37.2 million and $32.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Pre-opening Expenses

Costs incurred during a development and construction period that are not related to development and construction are included within pre-opening expenses. Such costs include, but are not limited to, direct marketing and advertising of the project prior to opening, consultants hired to assist the Company in the opening of a project, training of new CoStars (the Company identifies its staff as “CoStars”), payroll for specific CoStars in our non-development and construction groups specifically assigned to the project, the cost of incremental office lease space associated with the project and used by the Company prior to opening, legal and other consulting fees, general and administrative expenses and other non-construction-related expenses.

Classification of Certain Short Term Obligations

The Company has classified construction-related payables totaling $17.7 million and $4.3 million as of December 31, 2013 and 2012, respectively, as long-term liabilities as they are financed by the Company’s long-term construction loan payable to affiliate and therefore will not require the use of working capital.

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

Reclassifications

Prior to January 1, 2013, on the Company’s consolidated statements of operations, sales expenses were historically classified with hotel expenses; and, marketing expenses were included as a component of general and administrative expenses. Effective January 1, 2013, we now present sales and marketing expenses as a separate line item on the consolidated statements of operations and have reclassified amounts in the prior period statements to conform to current period presentations. This reclassification had no effect on previously reported net loss.

Certain consolidated balance sheet reclassifications have been made to the prior years’ consolidated financial statements to conform to the current period’s presentation.

Recently Issued Accounting Pronouncements

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

In February 2013 the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, e.g., recognized derivative instruments, bifurcated embedded derivatives, etc., for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU No. 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. ASU No. 2013-04 will be applied retrospectively. The Company does not currently have joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Should the Company enter into such liability arrangements, the adoption of this amendment will impact only the disclosures in the Company’s consolidated financial statements in future periods.

In July 2013 the FASB issued ASU No. 2013-11 (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Previous to the issuance of ASU No. 2013-11, Topic 740 did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. As such, the objective of ASU No. 2013-11 is to eliminate diversity in financial statement reporting practices. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company believes that it has no uncertain tax positions; however there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes in future periods.

No other new accounting pronouncements issued or effective during 2013, 2012 or 2011 have had or are expected to have a material impact on the Company’s financial position or results of operations.

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

3. Income Taxes

Prior to January 1, 2011, the Company, a single member limited liability company, was a disregarded entity for federal income tax under the provisions of the Internal Revenue Code. Accordingly, no provision for income taxes was reported in the consolidated financial statements for the year ended December 31, 2010. Effective January 1, 2011, the Company elected to be treated as a C Corporation for income tax purposes under the provisions of the Internal Revenue Code. Effective January 1, 2012, pursuant to broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (the “U.S. Consolidated Group”) owned by Deutsche Bank. As a result, the Company joined the U.S. Consolidated Group after having been a separate taxpayer in 2011.

The components of the income tax benefit for the years ended December 31, 2013, 2012 and 2011 are as follows:

	December 31,
(In thousands)	2013	2012	2011
Current income tax expense (benefit)	$—	$—	$—
Deferred income tax benefit	50,989	58,368	138,449

Total income tax benefit	$50,989	$58,368	$138,449

The reconciliation of the statutory federal income tax rate and the Company’s annual effective tax rate are as follows:

	December 31,
	2013	2012	2011
Statutory federal income tax rate	(35.0%)	(35.0%)	(35.0%)
Increase (decrease) in rate resulting from:
Permanent differences	0.2%	0.1%	0.1%
Return to provision	—	(0.3%)	—
Change in valuation allowance	—	—	(24.1%)
Tax credits	(0.2%)	(0.1%)	(0.1%)

Effective tax rate	(35.0%)	(35.3%)	(59.1%)

The primary tax affected components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$122,596	$122,596
Pre-opening expenses	32,400	35,118
Other	11,949	12,094

	166,945	169,808
Deferred tax liability:
Property and equipment	(71,977)	(69,416)

Deferred tax asset, net	$94,968	$100,392

Accounting standards require that the consolidated amount of current and deferred tax expense for a group that files a consolidated tax return be allocated among the group members when those members issue separate financial statements.

The Company’s tax jurisdiction is the United States. The U.S. Consolidated Group’s income tax return is under examination. During the quarter ended June 30, 2013, the IRS notified the Company that its 2011 federal income tax return was selected for examination. The Company believes that it has no uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. For the tax year ended December 31, 2013, there were no accrued penalties and/or interest.

As of December 31, 2013 and 2012, $122.6 million of the Company’s net deferred tax asset balance relates to its net operating loss incurred during 2011, which is subject to special tax rules which may limit their usage under the Separate Return Limitation Year (“SRLY”) rules. For the year ended December 31, 2011 the Company had generated $351.1 million of federal net operating loss carryforwards which expires in 2031. As further described in Note 15, the net operating losses generated in 2013 and 2012 were transferred to the U.S. Consolidated Group.

As previously discussed, effective January 1, 2012 the Company became party to a tax sharing agreement with the U.S. Consolidated Group. The tax sharing agreement requires the Company to pay to the U.S. Consolidated Group its share of its estimated current tax liability calculated on a separate return basis. Conversely, the U.S. Consolidated Group shall pay the Company for tax losses incurred, also calculated on a separate return basis. The U.S Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

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

The amounts paid in 2013 and expected to be paid in 2014 to the Company by the U.S. Consolidated Group under the terms of the tax sharing agreement are further disclosed in Note 15.

4. Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
(In thousands)	2013	2012
Casino	$29,279	$36,665
Hotel	19,104	28,074
Other	10,335	12,208

	58,718	76,947
Less: allowance for doubtful accounts	(5,154)	(8,768)

	$53,564	$68,179

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(In thousands)	2013	2012
Prepaid expenses	$20,604	$15,517
Other assets	5,015	2,901

	$25,619	$18,418

Prepaid expenses as of December 31, 2013 and 2012 consist primarily of expenses relating to sales commissions on the sale of condominium hotel units, gaming taxes, insurance, marketing, operations, property and other taxes and maintenance. Other assets as of December 31, 2013 and 2012 consist primarily of imprest funds relating to our partner restaurants and security deposits.

6. Property and Equipment, Net

Property and equipment, net are stated at the lower of cost or fair value and consist of the following:

	December 31,
(In thousands)	2013	2012
Land	$110,454	$110,454
Buildings, buildings and land improvements	2,743,416	2,684,331
Furniture, fixtures and equipment	493,221	468,489
Construction in progress	6,652	8,647
Less: accumulated depreciation	(498,753)	(334,859)

	$2,854,990	$2,937,062

Interest of $0.3 million, $0.0 million, and $0.7 million was capitalized during the years ended December 31, 2013, 2012, and 2011, respectively. Depreciation expense of $174.7 million, $168.6 million and $156.8 million was incurred during the years ended December 31, 2013, 2012 and 2011, respectively.

7. Intangible Assets, Net

Intangible assets, net consist of the following:

	December 31,
(In thousands)	2013	2012
Easement rights	$15,039	$15,039
Less: accumulated amortization	(5,083)	(3,412)

	$9,956	$11,627

Easement rights represent payments made for the right to access a parcel of land that is adjacent to the Property. Amortization of $1.7 million was incurred for each of the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, future amortization is $1.7 million for each of the years ended December 31, 2014 through 2018, and approximately $1.5 million for the year ended December 31, 2019.

8. Restricted Cash and Advance Condominium Deposits

Restricted cash consists primarily of non-refundable condominium sales deposits plus earned interest that are held in interest bearing escrow accounts and tokes (tips) earned by our CoStars in the Company’s slot and table games departments. The restricted cash balance at December 31, 2013 is comprised of $0.3 million of advance condominium deposits and $0.4 million of tokes. At December 31, 2013, the advance condominium balance of $0.3 million is composed of $0.3 million in principal and $0.0 million in interest. At December 31, 2012, the restricted cash balance is comprised of $0.7 million of advance condominium deposits and $0.9 million of tokes. The December 31, 2012 advance condominium balance of $0.7 million is composed of $0.6 million in principal and $0.1 million in interest.

The Company records deposits received under condominium hotel unit sale agreements as restricted cash and deferred revenue. Deposits are refundable in the case of a proven default by the Company. These amounts will be recognized as income upon closing of the sale of the condominium hotel units, except in the case of a proven default by the Company. Interest earned on these deposits is subject to refund in the case of a proven default by the Company. Interest earned on escrow deposits is deferred and is recognized in other income within the consolidated statements of operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium hotel purchasers or arising due to buyer default is recognized as other income within the consolidated statements of operations (refer to Note 13 for further discussion).

9. Other Assets

Other long-term assets primarily consist of the Company’s base stock of china, glassware, uniforms, etc., as well as the loss payment account for its owner controlled insurance program.

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

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve for the respective periods of December 31, 2013 and 2012 was $1.9 million and $2.4 million.

The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The completed operations and professional liability claims period remains open for ten years following the completion of The Cosmopolitan in compliance with Nevada regulations. For insurance coverage purposes, the Project completion date was established as December 1, 2010. Workers’ compensation claims remain open until all claims are settled or benefits paid. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. Since 2011 the Company has maintained a $2.2 million standby letter of credit against potential additional cash funding requirements. The Company believes the existing balance in the loss payout account as of December 31, 2013 will be sufficient to pay all existing and expected future claims related to the Property.

The table below summarizes the activity in the loss payout account:

(In thousands)
Balance as of December 31, 2011	$23,366
Claims paid relating to:
Current year	—
Prior years	(1,150)
Interest earned	7

Balance as of December 31, 2012	22,223
Claims paid relating to:
Current year	—
Prior years	(1,779)
Interest earned	11
Premium refund	(965)

Balance as of December 31, 2013	$19,490

The net balance of deposits in the loss payout account is classified as other non-current assets in the accompanying consolidated balance sheets.

10. Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	December 31,
(In thousands)	2013	2012
Accrued accounts payable	$12,846	$12,050
Accrued payroll costs	21,566	23,680
Deposits - patrons	5,098	6,458
Advance deposits	12,896	11,385
Chip liability	5,767	4,916
Other liabilities	24,592	21,967

	$82,765	$80,456

11. Loan Payable to Affiliate

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

The total amount of the loan payable to affiliate at December 31, 2013 and 2012 was $3.5 billion for each respective period. Additionally, at December 31, 2013 and 2012, the Company had an interest payable to affiliate of $9.9 million and $10.9 million with a weighted average interest rate of 1.11% and 1.23% respectively.

During the first quarter of 2014, the Company utilized net operating funds for a principal repayment totaling $10.0 million of our Credit Facility.

The estimated fair value of the Company’s long-term debt as of December 31, 2013, was approximately $1.8 billion, compared to its carrying value of $3.5 billion under U.S. GAAP. The estimated fair value of the Company’s long-term debt as of December 31, 2012, was approximately $2.1 billion, compared to its carrying value of $3.5 billion under U.S. GAAP. The estimated fair value of the Company’s long-term debt was determined by pricing models based on the value of related cash flows discounted based on prices of public debt of companies within the gaming and hospitality industry adjusted for other factors such as nonperformance risk (Level 3 fair value measurement). Key significant unobservable inputs in this technique include the discount rate risk premiums and the adjusted cash flow estimates.

12. Lease Obligations

The Company leases office space, parking, warehousing space and office equipment under various operating lease arrangements. As of December 31, 2013, the Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows:

(In thousands)
2014	$2,142
2015	1,725
2016	716
2017	662
2018	678
Thereafter	2,016

Total	$7,939

Operating lease payments totaled $2.4 million, $2.3 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Lease payments made in support of sales and pre-opening activities were recognized as expenses. Payments attributable to the construction of the Property were capitalized in construction in progress.

13. Commitments, Contingencies and Litigation

Prior to the issuance of any of its quarterly or annual financial results and for the purposes of accrual and/or disclosure, we analyze each of our material legal proceedings and other contingencies to determine whether an estimate of a probable or reasonably possible loss or range of loss can be made based upon the facts and legal assessment of such matters. During such assessment, we consider all factors that may impact this assessment, including, without limitation, (a) the stage of the proceeding; (b) the damages, penalties and costs sought; (c) the factual matters that remain to be resolved; and (d) the legal principles that are the subject of the proceeding. It is often not possible to estimate the loss or a range of possible loss, particularly where (i) the damages sought are unsubstantiated or indeterminate; (ii) the discovery or other material legal proceedings are incomplete; (iii) the proceedings are in the early stages and there is insufficient information available to assess the viability of the stated grounds; (iv) the matters present legal uncertainties; or (v) there are significant facts in dispute. In such cases, there are considerable uncertainties regarding the resolution of the proceeding, which may preclude the determination of the reasonably possible loss or range or loss.

Class Action Suits

a. Wage and Hour

During late 2012, the Company was put on notice and/or served with two separate purported class action lawsuits related to alleged unpaid compensation for time incurred by CoStars while on Property for donning and doffing of the CoStars required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. One of the purported wage and hour class action lawsuits is pending in the Eighth Judicial District Court for Clark County, Nevada, and one is pending in the U.S. District Court for the District of Nevada. These matters are in the preliminary stages of proceedings. Discovery has commenced including depositions. No motion to certify a class has been filed in the state court action. A motion to conditionally certify certain classes of employees was filed in the federal court action, but that motion has been denied in part and stayed in part. A renewed motion to certify a subset of employees was filed, briefed and heard by the court in the U.S. District action. The court has not issued its ruling. Substantial questions of law and fact remain unresolved in both cases.

The Company is in the process of evaluating the lawsuits and cannot at this time determine the potential impact of the lawsuits on the consolidated financial position, cash flows, or the results of operations of the Company, other than the accrued loss contingency discussed below. Specific additional factors applicable to each case that prevent the Company from providing an estimate of reasonably possible loss in excess of amounts accrued or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported classes and subclasses asserted in separate, but overlapping litigation are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims.

A third purported wage and hour class action was filed naming the Company in the Eighth Judicial District Court for Clark County, Nevada, in January 2013. This matter was resolved in October 2013 and the settlement amount is included in the estimated loss contingency (as discussed below) reported for the year ended December 31, 2013.

On May 7, 2013, in the Eight Judicial District Court for Clark County, Nevada, the Company was served with a fourth complaint, naming the Company, another Las Vegas Strip property and a vendor of the Company as defendants in a purported wage and hour class action, regarding alleged unpaid wages for time incurred by certain of the vendor’s employees. The Company filed a motion to dismiss which was granted on September 5, 2013.

During the second quarter of 2013, as part of an ongoing assessment of our wage and hour cases, we accrued an estimated loss contingency of $3.0 million (reported as a corporate operating expense on the consolidated statement of operations). We will continue evaluating the adequacy of this accrual as the cases develop. Legal fees associated with the cases are recognized as incurred when the legal services are rendered, and are, therefore, not recognized as part of the loss contingency accrual.

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

Commitments and Other Legal Proceedings

a. Property General Contractor and Other Purchase Obligations

During 2012, the Company engaged Penta Building Group (“Penta”) to act as the general contractor for certain Property projects. Penta operates under a GMP contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of December 31, 2013 and 2012, the remaining amounts expected to be paid to Penta under the GMP and approved change orders totaled $9.5 million and $0.5 million.

As of December 31, 2013 and 2012, the Company had total construction commitments of $17.7 million and $1.7 million, respectively.

Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit for $20.0 million reserved for purposes of issuing standby letters of credit. The Company currently maintains three standby letters of credit totaling $2.8 million pursuant to agreements related to insurance, administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of December 31, 2013.

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

In December 2009, the Company finalized a class action settlement with 1,050 condominium purchasers in the West Tower of the Property, resulting in a net gain of approximately $34.5 million which the Company recognized as net settlement income within the 2009 consolidated statement of operations. The remaining 267 purchasers in the West Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights.

In April 2010, the Company finalized a class action settlement with 427 condominium purchasers in the East Tower of the Property, resulting in a net gain of approximately $18.0 million which the Company recognized as net settlement income in the consolidated statement of operations. The remaining 63 purchasers in the East Tower of the Property elected to opt out of and not participate in the settlement, thus preserving their legal and contractual rights.

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

In March 2012, the Company initiated arbitration actions against all remaining condominium hotel unit purchasers who had failed to close on their units and who had not previously settled or were not already parties to pending dispute resolution proceedings. As a result of settlements occurring during the year ended December 31, 2013, the Company recognized a net gain of $0.3 million.

On or about August 26, 2013, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Central District of California, captioned Lenny Spangler v. Nevada Property 1 LLC, et al., alleging, among other things, that former class action settlements entered into by the Company with buyers of condominium hotel units in the project were fraudulently induced, and seeking to recover all amounts paid to or retained by the Company in such settlements. On or about October 23, 2013, the Company filed a motion to dismiss the lawsuit or transfer venue to the State of Nevada. The case was transferred to the U.S. District Court for the District of Nevada. However, the plaintiff has agreed to dismiss the case in exchange for a waiver and release by the Company of its claims for costs related to the lawsuit. As of the date of this letter, a formal order of dismissal has not been entered and the case remains pending. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company.

As of March 21, 2014 there were two condominium hotel units remaining under contract at The Cosmopolitan. The Company is actively engaged in arbitration proceedings with respect to these units. The Company has prevailed in the arbitration proceeding and is in the process of confirming and enforcing the prior arbitration award.

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

e. Patent Infringement

On July 31, 2013, Activision TV, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware for infringement of various patents owned by Activision TV, Inc. relating to digital displays installed at the Property by third-party vendors. This matter is in the earliest stages of proceedings. Discovery has not commenced. Substantial questions of law and fact are unresolved. As a result, the Company cannot at this time determine the potential impact of the lawsuit on the consolidated financial position, cash flows, or results of operations of the Company.

f. Other Matters

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

15. Related Party Transactions

The Company is involved in significant financing and other transactions with Deutsche Bank and certain of its affiliates. The following table sets forth amounts held with, receivable from and payable to Deutsche Bank and affiliates:

	December 31,
(In thousands)	2013	2012
Cash held with Deutsche Bank	$32,867	$20,388
Due from affiliate	56,413	83,105
Loan payable to affiliate	3,499,917	3,539,951
Interest payable to affiliate	9,859	10,867

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.2 million for each of the years ended December 31, 2013 and 2012 and $0.6 million during the year ended December 31, 2011, respectively, for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented related to and for the benefit of the Company. The Company paid $0.9 million, $1.1 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, for such expenses incurred by Nevada Voteco on behalf of the Company.

As further described in Note 3, effective January 1, 2012, pursuant to broader tax reorganization, the Company became part of a U.S. Consolidated Group owned by Deutsche Bank. During 2012 and in connection with joining the U.S. Consolidated Group, the Company became party to a tax sharing agreement with the U.S. Consolidated Group. The tax sharing agreement requires the Company to pay to the U.S. Consolidated Group its share of its estimated current tax liability calculated on a separate return basis. Conversely, the U.S. Consolidated Group shall pay the Company for tax losses incurred, also calculated on a separate return basis. Accordingly, as of and for the years ended December 31, 2013 and 2012, the Company generated current tax-effected net operating losses of $56.4 million and $83.1 million, respectively that would be utilized by the U.S. Consolidated Group and it is anticipated that payment for the $56.4 million tax loss generated in 2013 will occur in 2014. The Company was reimbursed for the utilization of its net operating losses in 2012 by the U.S. Consolidated Group during 2013.

16. Employee Benefit Plan

The Company has a defined contribution pension plan for eligible CoStars established under Section 401(k) of the Internal Revenue Code. The plan allows CoStars to defer earnings, within prescribed limits, that are then eligible for a company match. As of December 31, 2013 and 2012, we contributed $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages with a total Company match of up to $1,000 per employee per year. Subsequent to April 1, 2013, these matching contributions followed a six-year vesting schedule. Effective April 1, 2013, matching contributions follow a five-year vesting schedule. The Company’s contributions to the 401(k) plan were $0.8 million, $0.7 million, and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

17. Selected Quarterly Financial Information

The following tables present selected quarterly financial information for the identified periods:

	Year Ended December 31, 2013
	First	Second	Third	Fourth
(Unaudited and in thousands)	Quarter	Quarter	Quarter	Quarter	Total
Net revenues	$159,503	$171,206	$170,094	$151,724	$652,527
Net settlement and default income	—	217	—	106	323
Pre-opening expenses	52	393	1,727	11,299	13,471
Operating loss	(27,894)	(29,156)	(19,950)	(29,228)	(106,228)
Income tax benefit	13,487	13,684	10,437	13,381	50,989
Net loss	(24,706)	(25,233)	(19,405)	(25,434)	(94,778)

	Year Ended December 31, 2012
	First	Second	Third	Fourth
(Unaudited and in thousands)	Quarter	Quarter	Quarter	Quarter	Total
Net revenues	$143,102	$165,730	$145,307	$141,032	$595,171
Net settlement and default income	12,661	—	110	1,273	14,044
Pre-opening expenses	—	—	—	—	—
Operating loss	(36,323)	(17,027)	(42,031)	(36,616)	(131,997)
Income tax benefit	12,626	10,126	19,435	16,181	58,368
Net loss	(23,423)	(18,764)	(34,354)	(30,030)	(106,571)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective for the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2011, the Board of Directors of the Company (the “Board”), based on the recommendation of the Audit Committee, approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm.

During the years ended December 31, 2011 through 2013, the Company had no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2013 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (1992 version of framework). Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board.

The Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law in 2010, exempts the Company from the requirement to comply with the internal control attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002, as the Company is not an accelerated filer.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our Members of the Board and executive officers as of March 21, 2014:

Name	Age	Position
Jeff Baer	49	Member of the Board
Fabrizio Campelli	40	Member of the Board
Stuart Clarke	56	Member of the Board
Enrico Sanna	41	Chairman of the Board
John Unwin	55	Member of the Board and Chief Executive Officer
Ronald G. Eidell	70	Member of the Board and Chief Financial Officer
Lisa Marchese	41	Chief Marketing Officer
Thomas McCartney	61	Chief Operating Officer
Anthony Pearl	43	General Counsel, Chief Compliance Officer and Corporate Secretary

Jeff Baer has served as a Member of the Board of the Company since 2009. Mr. Baer joined Deutsche Bank in 1999 and has held a variety of executive positions within Deutsche Bank including, Head of Global Logistics Services, Global Head of Sourcing & Corporate Real Estate, Global Co-Head of Investment Banking IT Infrastructure, Chief Information Officer of Deutsche Bank Americas and integration executive in connection with the Bankers Trust Corporation acquisition by Deutsche Bank. Mr. Baer previously chaired the Global Real Estate committee and also served on the following committees of Deutsche Bank: Group Operating, IT & Operations and the Environmental Steering committee. Mr. Baer currently serves on the Deutsche Bank Americas Community Reinvestment committee and is a Board member of the U.S. Green Building Council. Mr. Baer is currently a Senior Portfolio Manager in the Deutsche Bank Asset & Wealth Management Division responsible for building retrofit investments. Prior to joining Deutsche Bank, Mr. Baer was a partner with Mitchell Madison Group where he worked as a strategic management consultant for seven years. Mr. Baer was also an off-floor commodities futures trader for several small investment firms after graduating from college. Mr. Baer received his BS in Computer Science and Economics from Duke University and an MBA in Finance and International Business from Columbia University.

Mr. Baer brings his many years of wide-ranging experience in the financial services industry to the Board. Mr. Baer’s experience in senior corporate management positions and in strategic management provides the Board with a variety of perspectives on corporate management and governance issues, which enables Mr. Baer to provide valuable insights regarding the Company’s business.

Fabrizio Campelli has served as a Member of the Board of the Company since December 2010 and as Chairman of the Board from July 2011 through July 2013. Mr. Campelli is currently the Head of Group Strategy at Deutsche Bank and is responsible for corporate strategy, corporate mergers and acquisitions, business integration and change, as well as the Group’s in-house consulting unit. Mr. Campelli joined Deutsche Bank in 2004 and has held several positions including serving as the global Chief Operating Officer for Corporate Finance coverage within Global Banking.

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

Enrico Sanna has served as a Member of the Board of the Company since 2011 and as Chairman of the Board as of July 2013. Mr. Sanna is Head of Operating Assets in the Non-Core Operations Unit of Deutsche Bank and is based in New York City. Prior to this position, Mr. Sanna was Global Chief Operating Officer for the Investment Bank division and the Global Chief of Staff for Global Banking. Mr. Sanna joined Deutsche Bank in 2007. Prior to joining Deutsche Bank Mr. Sanna spent two years serving as Co-Head of Strategy for American Express International after his employment at Oliver Wyman, a global management consulting firm, providing strategy consulting services to leading financial institutions. Mr. Sanna has also worked in the Equity division of Morgan Stanley and served as an advisor for privatizations in Latin America and other emerging economies. Mr. Sanna received his Bachelor degree from Bentley University and his MBA from the Massachusetts Institute of Technology Sloan School of Management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, directors and persons who own more than 10% of our equity securities complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the year ended December 31, 2013.

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

The Audit Committee has reviewed with PricewaterhouseCoopers (“PwC”), the Company’s plan, scope and results of the audit for the year ending December 31, 2013, as well as the fees for the services performed by PwC. The Audit Committee also reviewed the adequacy of the Company’s internal control systems, received internal audit reports and subsequently reported its findings to the full Board.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

Set out below is a discussion and analysis of the 2013 compensation policies and program for (i) John Unwin, our Chief Executive Officer, (ii) Ronald G. Eidell, our Chief Financial Officer, and (iii) Lisa Marchese, Thomas J. McCartney and Anthony Pearl, who are our three other most highly compensated executive officers serving as such at December 31, 2013 (collectively, the “named executive officers”). This discussion and analysis should be read together with the Summary Compensation Table below and the additional narrative and tables that follow and support it. See also “Compensation Actions in 2013” below in this Item 11 for further details.

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

Setting of Executive Compensation

In setting the compensation of our named executive officers, decisions were made based upon the executives’ positions prior to employment by us as well as our knowledge of compensation practices for executives employed on the Las Vegas Strip. The amount and form of compensation paid to our named executive officers is a function of their prior positions within the industry and their anticipated roles and responsibilities within our organization. The compensation package for Mr. Unwin was negotiated initially by Mr. Baer of the Board to attract Mr. Unwin to The Cosmopolitan, and more recently by Mr. Sanna of the Board as to Mr. Unwin’s new agreement, described below. Mr. Unwin was previously employed on the Las Vegas Strip with a competitive compensation package that had to be taken into consideration by Mr. Baer. Messrs. Eidell, McCartney and Pearl, as well as Ms. Marchese, negotiated their annual compensation with Mr. Unwin, with each executive officer’s compensation established in order to provide a competitive compensation package.

We do not believe that the Company’s compensation policies give rise to risks that are reasonably likely to have a material adverse effect on the Company. In this regard, the Company notes that:

•	The cash-based retention program for Mr. Unwin was designed to reward a successful sale or disposition of the Company in the timeframe desired by the Board, and in the absence of such sale or disposition, retain the key management talent necessary to run the resort;

•	The variable portions of compensation are designed to reward both annual performance and longer-term performance. We believe this design mitigates any incentive for short-term risk-taking that could be detrimental to the Company’s long-term best interests; and

•	Our new incentive compensation program and our new exit incentive plan would pay out in installments, over time, to ensure ongoing accountability.

•	Our new incentive compensation program and our new exit incentive plan each cap or fix the total payout that may be made to any participant.

•	Our new incentive compensation program contains provisions under which awards may be recouped or forfeited if the recipient has committed acts detrimental to the best interests of the Company.

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

Elements of Executive Compensation

Base Salary. On November 6, 2013, the Company entered into a new two-year employment agreement with Mr. Unwin, effective as of July 1, 2013. Upon its expiration, the agreement will automatically be extended for a period of one year unless either party provides 90 days’ prior notice. The annual base salaries for Mr. Unwin, Mr. Eidell, Ms. Marchese, Mr. McCartney and Mr. Pearl were set at $1,000,000, $400,000, $400,000, $600,000 and $400,000, respectively. During the term of their respective employment agreements, their annual base salaries may be increased by an amount determined by the Company in our sole and absolute discretion, but may not be decreased without an executive’s written consent. Applicable annual base salaries amounts are paid in accordance with normal payroll practices of the Company per their respective employment agreements.

Differences in the base salary earned by each of our named executive officers are a function of the different positions held by these officers, and are generally consistent with the salaries paid in respect of similar positions in the industry and Las Vegas market.

Annual Incentive Compensation. Mr. Unwin is eligible for an annual discretionary bonus. The annual discretionary bonus for Mr. Unwin will be paid between January 1 and March 15 following the calendar year in which it was earned. Messrs. Eidell and McCartney and Ms. Marchese are eligible to receive an annual performance-based cash incentive bonus equivalent to 50% of their respective base salaries. Mr. Pearl is eligible to receive an annual, merit-based discretionary bonus consistent with Company policy. The determination of whether to pay these annual bonuses and the amount, if any, is solely within the discretion of the Board. No performance criteria are specified.

Incentive Plan. On March 27, 2013, the Board adopted a new incentive plan entitled “The Cosmopolitan of Las Vegas Management Incentive Award Plan” (the “MIP”), to optimize our profitability and growth through incentives that are consistent with the Company’s objectives, to give participants an incentive for excellence in individual and team performance, and to give us a significant advantage in attracting and retaining key employees. The Board selects the employees who are eligible to receive the incentive awards under the MIP. In general, incentive awards are denominated as a target cash amount for each participant, which will vest if the Company achieves a pre-established adjusted EBITDA target set by the Board during any period of 12 consecutive months during a three-year performance period, subject to the participant’s continuous employment with the Company through the date the adjusted EBITDA target is achieved. The performance period begins January 1, 2012 and ends March 31, 2015, provided that the Board may elect to extend this performance period through June 30, 2015. The Board will determine whether the adjusted EBITDA target has been achieved based on audited financial results from our public accounting firm for the relevant period. In the event that the adjusted EBITDA target is not achieved during the performance period, no amounts will be payable to any participant in connection with the incentive awards. Achievement of the adjusted EBITDA target is expected to require exceptional effort on the part of the Company and the MIP participants. A participant must remain continuously employed by the Company until the adjusted EBITDA target is achieved in order to vest in an incentive award. If the participant violates the confidentiality, non-compete, or non-solicit covenants during or after employment with the Company, the participant would forfeit and the Company would have the right to claw back any awards under the MIP. In 2013, the Company granted incentive awards to Messrs. Eidell, McCartney, and Pearl, and Ms. Marchese of $1,800,000, $1,800,000, $750,000, and $750,000, respectively. Under the terms of Mr. Unwin’s employment agreement, he was granted an incentive award under the MIP in an amount equal to $2,000,000.

Any incentive awards that vest will be paid in three substantially equal installments, with the first installment generally paid within ten business days of vesting, the second installment paid on the four-month anniversary of the first payment, and the final installment paid on the eight-month anniversary of the first payment. In the event of a sale transaction, any incentive award that has not vested may be forfeited and any vested but unpaid installment of an incentive award would be paid immediately; provided that, if the Board has agreed to a sale during the performance period and the Company’s financial performance for the period of 6 months or more before the date of the sale agreement would have achieved the EBITDA target, if the Company’s financial performance had continued according to budget, then a pro rata portion of each participant’s incentive award will vest as of that date.

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

The Board will administer the MIP. The Board may amend or terminate the MIP at any time, provided that no modification may materially impair any rights or obligations under any incentive awards already granted under the MIP, without a participant’s consent. All obligations of the Company under the MIP with respect to incentive awards granted will be binding on any successor to the Company.

Exit Award Plan. On March 27, 2013, the Board adopted a new plan entitled “The Cosmopolitan of Las Vegas Management Exit Award Plan” (the “Exit Plan”), to give participants an incentive to maximize the value of the Company in any future sale transaction by sharing with eligible participants a percentage of the sales proceeds. Each exit award gives the participant the right to share in an “exit bonus pool,” which would be created in the event of a sale of all or substantially all of the assets or at least 50% of the membership (or other equity) interests of the Company, a public offering, or any merger or other business combination involving the Company, which results in the distributed proceeds to members of the Company, but only if the sale proceeds meet or exceed certain threshold levels. Each exit award to a participant is denominated as a percentage of the “exit bonus pool,” if any. The amount of the exit bonus pool would be based on the sales proceeds and the percentage of the sale proceeds that is allocable to the exit bonus pool would increase as the sales proceeds increase above certain pre-established levels. If the sales proceeds do not meet certain threshold levels, no exit award will be payable. The Exit Plan will terminate on December 31, 2016; provided that the Board in its sole discretion, can extend the duration of the Plan. Exit awards would vest on the consummation of an exit transaction, but would be paid out in 8 substantially equal installments on a quarterly basis during the 24 month period following consummation. If the Company or its successor terminates the participant’s employment without cause or the participant terminates employment for good reason, disability (each as defined in the Exit Plan), or death, any unpaid installment of an exit award would be paid immediately.

In 2013, the Company granted exit awards to Messrs. Eidell, McCartney, and Pearl, and Ms. Marchese equal to 20%, 20%, 10%, and 10%, respectively, of the exit bonus pool (as described above), if any. Pursuant to Mr. Unwin’s exit award, depending on the amount of the sales proceeds, he would be entitled to a cash payment in an amount ranging from $3 million up to a maximum of $10 million.

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

The Board will administer the Exit Plan. The Board may amend or terminate the Exit Plan at any time, provided that no modification may materially impair any rights or obligations under any exit awards already granted under the Exit Plan, without a participant’s consent. All obligations of the Company under the Exit Plan with respect to exit awards granted will be binding on any successor to the Company.

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

Compensation Actions in 2014

In March 2014, the Board amended the MIP to extend the duration of the performance period through at least March 31, 2015, with the Board having the discretion to extend it further to June 30, 2015. The Board also amended the MIP to provide that, if the Board agrees to a sale of the Company before the end of the performance period, but the sale is not consummated until after the close of the performance period, and as of the end of the month immediately preceding the agreement to sell the Company, the Company’s financial performance for the period of 6 months or more preceding the agreement would have achieved the EBITDA target under the MIP, if the Company’s financial performance had continued according to the budget approved by the Board, then a portion of each participant’s incentive award would vest, based on the actual EBITDA achieved as of the agreement.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the Members of the Board and the Board or compensation committee or similar committees of any other company.

Executive Compensation Tables

The following tables and related discussion set forth compensation information for each of our named executive officers for services performed for us during 2013, the last completed fiscal year of the Company.

Summary Compensation Table for the Fiscal Year 2013

The following table sets forth summary information regarding the compensation awarded to, paid to or earned by each of our named executive officers for all services rendered in all capacities to us for the year ended December 31, 2013:

Name and Principal Position	Year	Salary ($)		Annual Bonus ($)		Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)
John Unwin	2013	1,000,000		4,500,000	(5)	600,000	4,595	(1)	6,104,595
Chief Executive Officer	2012	800,000		—		400,000	6,994		1,206,994
	2011	800,000				200,000	14,089		1,014,089

Ronald G. Eidell	2013	400,000		—		115,000	52,369	(1)	567,369
Chief Financial Officer	2012	329,234	(2)	—		125,520	39,027		493,781
	2011	—		—		—	—		—

Lisa Marchese	2013	400,000		—		170,000	15,642	(1)	585,642
Chief Marketing Officer	2012	400,000	(3)	—		144,000	5,074		549,074
	2011	313,842				200,000	2,786		516,627

Thomas J. McCartney	2013	600,000		—		210,000	8,329	(1)	818,329
Chief Operating Officer	2012	600,000	(4)	—		144,000	3,765		747,765
	2011	—		—		—	—		—

Anthony Pearl	2013	400,000		—		140,000	9,559	(1)	549,559
General Counsel, Chief Compliance Officer and Corporate Secretary	2012 2011	400,000 400,000		— —		120,000 40,000	8,115 14,676		528,115 454,676

(1)	For the year ended December 31, 2013:

With respect to Mr. Unwin, the amount in this column includes (i) $3,300 in life insurance premiums; (ii) $295 in reimbursements under “Exec-U-Care”; and, (iii) $1,000, which represents the amount of the Company’s matching contribution for 2013 under the 401(k) plan.

With respect to Mr. Eidell, the amount in this column represents contractual amounts paid by the Company including $28,369 in travel reimbursements and $24,000 in housing expenses.

With respect to Ms. Marchese, the amount in this column represents contractual amounts paid by the Company that include (i) $ $1,009 in life insurance premiums; (ii) $3,304 in reimbursements under “Exec-U-Care; (iii) $1,000, which represents the amount of the Company’s matching contribution for 2013 under the 401(k) plan; and, (iv) $10,329 in travel reimbursements.

With respect to Mr. McCartney, the amount in this column includes (i) is for reimbursements under “Exec-U-Care” totaling $7,329; and, (ii) $1,000, which represents the amount of the Company’s matching contribution for 2013 under the 401(k) plan.

With respect to Mr. Pearl, the amounts in this column include (i) $1,236 in life insurance premiums; (ii) $7,323 in reimbursements under “Exec-U-Care”; and, (iii) $1,000, which represents the amount of the Company’s matching contribution for 2013 under the 401(k) plan.

(2)	Mr. Eidell commenced his duties with us on February 21, 2012.

(3)	Effective January 1, 2012, Ms. Marchese entered into a three-year employment agreement as the Company’s Chief Marketing Officer.

(4)	On December 6, 2011 the Company entered into a three-year employment agreement with Mr. McCartney to serve as the Company’s Chief Operating Officer. The term of Mr. McCartney’s employment commenced on January 1, 2012.

(5)	Pursuant to Mr. Unwin’s employment agreement, on November 21, 2013, the Company paid Mr. Unwin a $4,500,000 retention bonus.

Grants of Plan-Based Awards Table for the Fiscal Year 2013

The following table sets forth summary information regarding the incentive plan awards made to each of our named executive officers for all services rendered in all capacities to us for the year ended December 31, 2013:

Name Title	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
		Threshold(1) ($)	Target ($)	Maximum(2) ($)
John Unwin	7/1/13	N/A	$2,000,000(3)	N/A
Chief Executive Officer	7/1/13	$3,000,000	N/A(4)	$10,000,000
Ronald G. Eidell	4/11/13	N/A	$1,800,000(3)	N/A
Chief Financial Officer	4/11/13	N/A	N/A(4)	N/A
Lisa Marchese	4/11/13	N/A	$750,000(3)	N/A
Chief Marketing Officer	4/11/13	N/A	N/A(4)	N/A
Thomas J. McCartney	4/11/13	N/A	$1,800,000(3)	N/A
Chief Operating Officer	4/11/13	N/A	N/A(4)	N/A
Anthony Pearl	4/11/13	N/A	$750,000(3)	N/A
General Counsel, Chief Compliance Officer and Corporate Secretary	4/11/13	N/A	N/A(4)	N/A

(1)	Represents the “threshold” level that could be earned by Mr. Unwin under exit awards granted in 2013 under the Exit Plan. No other named executive office has a threshold. For further information about the Exit Plan, please see the related discussion beginning on page 77.

(2)	Represents the absolute “maximum” level that Mr. Unwin could earn under his exit award granted in 2013 under the Exit Plan. No other named executive officer has a “maximum” level under the Exit Plan and no named executive officer has a “maximum” under the MIP.

(3)	Represents the annual incentive cash award that could be earned under awards granted in 2013 under the MIP. For further information about the MIP, please see the related discussion beginning on page 76.

(4)	No named executive officer has a “target” level under the Exit Plan because exit awards will be based on the proceeds of a sales transaction and, therefore, are not determinable at this time.

Employment Agreements

Each of our presently employed named executive officers (Messrs. Unwin, Eidell, McCartney and Pearl as well as Ms. Marchese) is party to an employment agreement with the Company that governs the terms and conditions of their employment.

Mr. Unwin’s Employment Agreement

Term and Restrictive Covenants — On November 6, 2013, we entered into a new two-year employment agreement with Mr. Unwin to continue serving as Chief Executive Officer. Mr. Unwin’s current employment agreement was effective as of July 1, 2013. Under a previous employment agreement, Mr. Unwin commenced his duties on October 6, 2009. Upon its expiration, the employment agreement will be extended for a period of one year unless either party provides 90 days’ prior notice. Mr. Unwin’s employment agreement also provides that for a period of six months following termination he shall not, for pay or otherwise, manage or engage in, supervise or assist others to perform similar activities in which he has engaged during the two previous years with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Unwin’s agreement generally provides that during the period of employment and for a period of six months following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the six-month period following termination he will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Mr. Eidell’s Employment Agreement

Term and Restrictive Covenants — Beginning February 12, 2012, under a consulting agreement, Mr. Eidell began serving as the Company’s Interim Chief Financial Officer. Subsequently, we entered into a three-year employment agreement with Mr. Eidell, to serve as Chief Financial Officer of the Company, with further commencement of his duties as of May 22, 2012. If we and Mr. Eidell do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial three-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. Eidell’s agreement provides that for a period of twelve months following termination he shall not, for pay or otherwise, directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, hotel, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Eidell’s agreement generally provides that during the period of employment and for a period of twelve months following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the twelve-month period following termination he will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Ms. Marchese’s Employment Agreement

Term and Restrictive Covenants — Effective January 1, 2012, we have entered into a three-year employment agreement with Ms. Marchese to continue serving as Chief Marketing Officer of the Company. If we and Ms. Marchese do not reach an agreement to extend her agreement and her employment continues beyond the expiration of the initial three-year term, her employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Ms. Marchese’s agreement provides that for a period of twelve months following termination she shall not, for pay or otherwise, directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, hotel, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Ms. Marchese’s agreement generally provides that during the period of employment and for a period of twelve months following termination of employment for any reason whatsoever, she will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the twelve-month period following termination she will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Mr. McCartney’s Employment Agreement

Term and Restrictive Covenants — We have entered into a three-year employment agreement with Mr. McCartney to serve as Chief Operating Officer. Mr. McCartney commenced his duties on January 1, 2012. If we and Mr. McCartney do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial three-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. McCartney’s agreement provides that for a prescribed period following termination he shall not directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest in a competitor anywhere within a 100 mile radius of the Property. Mr. McCartney’s agreement generally provides that during the period of employment and for a prescribed period following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The prescribed period is initially six months and increases to nine months after a year of employment. The employment agreement also contains restrictions to protect our relationships with vendors, contractors, and CoStars and to protect confidential information.

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

Severance — The severance provisions of each employment agreement with our named executive officers are discussed as follows:

Potential Payments upon Termination or Change in Control

The following presents our reasonable estimate of the benefits payable to our named executive officers in the event of certain qualifying terminations of employment or upon a change in control, assuming that such termination or change in control occurred on December 31, 2013. These amounts are intended to reflect the potential payments that would be payable as of December 31, 2013, based on the triggering events described herein, and do not necessarily represent amounts payable in the future.

Mr. Unwin. Pursuant to his employment agreement, if the Company terminates Mr. Unwin’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to eighteen months of his annual base salary (which totals $1,500,000), payable in a lump sum. Additionally, pursuant to his employment agreement, Mr. Unwin has been granted an exit award under the Exit Plan of thirty percent (30.0%) of the exit bonus pool (as defined in the Exit Plan). However, depending on the amount of the exit proceeds (as defined in the Exit Plan). Mr. Unwin will be entitled to a cash payment in an amount ranging from $3,000,000 up to a maximum of $10,000,000. No payments will be made unless Mr. Unwin executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Mr. Eidell. Pursuant to his employment agreement, if the Company terminates Mr. Eidell’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to twelve months of his annual base salary then in effect (which totals $400,000 at December 31, 2013), payable in accordance with the Company’s scheduled payroll practices. In addition, Mr. Eidell would be eligible for any discretionary bonus expressly awarded but not yet paid. No payments will be made unless Mr. Eidell executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Ms. Marchese. Pursuant to her employment agreement, if the Company terminates Ms. Marchese’s employment for any reason (other than for cause) or for no reason, she would be eligible to receive cash severance equal to twelve months of her annual base salary then in effect (which totals $400,000 at December 31, 2013), payable in accordance with the Company’s scheduled payroll practices. In addition, Ms. Marchese would be eligible for any discretionary bonus expressly awarded but not yet paid. No payments will be made unless Ms. Marchese executes a general release of claims in the form provided to her by the Company and the release becomes effective.

Mr. McCartney. Pursuant to his employment agreement, if the Company terminates Mr. McCartney’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to nine months of his annual base salary then in effect (which totals $450,000 at December 31, 2013), payable in accordance with the Company’s scheduled payroll practices. In addition, Mr. McCartney would be eligible for any discretionary bonus expressly awarded but not yet paid. No payments will be made unless Mr. McCartney executes a general release of claims in the form provided to him by the Company and the release becomes effective.

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

Under the 2013 MIP awards, if Mr. Unwin, Mr. Eidell, Ms. Marchese, Mr. McCartney, or Mr. Pearl terminated employment with the Company for any reason or no reason before the MIP Award vests (upon achievement of the EBITDA target), the terminating individual would forfeit his or her MIP award. If after the MIP award vests but before installment payouts have been completed, an exit transaction occurs or Mr. Unwin, Mr. Eidell, Ms. Marchese, Mr. McCartney, or Mr. Pearl dies, any remaining installments payment due to the deceased individual would be accelerated and made in a lump sum. Under the 2013 exit award, if Mr. Unwin, Mr. Eidell, Ms. Marchese, Mr. McCartney, or Mr. Pearl terminated employment with the Company for any reason or no reason before an exit transaction (except for a termination by the Company without cause during the 3 month period preceding the execution of a definitive agreement for an exit transaction), the terminating individual would forfeit the exit award. If Mr. Unwin, Mr. Eidell, Ms. Marchese, Mr. McCartney, or Mr. Pearl dies after the exit award vests (upon an exit transaction), but before installment payouts have been completed to the deceased individual, any remaining installment payments would be accelerated and made in a lump sum.

Director Compensation

The Members of the Board do not receive any compensation for their service on the Board or any committee of the Board.

Compensation Committee

Although we are not required to establish a formal compensation committee, on November 17, 2010, the Board decided to establish one. The current members of the Compensation Committee are Fabrizio Campelli, Jeff Baer and Enrico Sanna.

Audit Committee

See above discussion concerning our Audit Committee under the heading “Item 10. Directors, Executive Officers and Corporate Governance — Other Matters – Audit Committee.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with regard to the beneficial ownership of our membership interests as of March 1, 2014 for (i) each person who beneficially owned more than 5% of our Class A Membership Interests, which comprise our outstanding voting securities (ii) each member of our Board, (iii) each of our “named executive officers” identified in “Item 11. Executive Compensation” and (iv) all of the members of our Board and named executive officers as a group.

Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it. The following table also sets forth certain additional information with regard to the ownership of our Class B Membership Interests, which comprise our outstanding non-voting securities.

	Percentage Ownership of Class A (Voting) Membership Interests	Percentage Ownership of Class B (Non-Voting) Membership Interests
Nevada Voteco LLC (1) (2)	100%	—
Nevada Mezz 1 LLC (1) (3)	—	100%
Jeff Baer (1)(2)	—	—
Fabrizio Campelli (1)(2)	—	—
Stuart Clarke (1)(2)	—	—
Enrico Sanna (1)(2)	—	—
John Unwin (4)	—	—
Ronald G. Eidell (4)	—	—
Lisa Marchese (4)	—	—
Thomas McCartney (4)	—	—
Anthony Pearl (4)	—	—
All Members of the Board and executive officers as a group (9 persons)	—	—

(1)	The business address of each of Messrs. Baer, Campelli, Clarke, Sanna, Nevada Voteco and Nevada Mezz is c/o Deutsche Bank AG New York Branch, 60 Wall Street, New York, New York 10005.
(2)	As of October 28, 2010, Nevada Voteco holds 100% of the Class A Membership Interests in the Company. Messrs. Baer, Campelli, Clarke and Sanna constitute the members of Nevada Voteco and may be deemed to have beneficial ownership of the Class A Membership Interests held by Nevada Voteco in the Company. Deutsche Bank may also be deemed to be the beneficial owner of the Class A Membership Interests held by Nevada Voteco. See “Item 1. Business – Company Overview – Corporate Structure — Agreements Governing the Operation of The Cosmopolitan,” for more information on our ownership structure and the agreements governing the operations of our Company. Each of Messrs. Baer, Campelli, Clarke, Sanna and Deutsche Bank disclaims beneficial ownership as to the Class A Membership Interests.
(3)	Nevada Mezz holds 100% of the Class B Membership Interests in the Company. Deutsche Bank, through its wholly-owned subsidiary, Nevada Parent 1 LLC, may be deemed to be the beneficial owner of the Class B Membership Interests held by Nevada Mezz in the Company. The business address of Deutsche Bank is 60 Wall Street, New York, New York 10005.
(4)	The business address of each of Messrs. Unwin, Eidell, McCartney, Pearl and Ms. Marchese is c/o The Cosmopolitan of Las Vegas, 3708 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company is involved in significant financing and other transactions with certain of its affiliates. The following table sets forth amounts held with, receivable from and payable to affiliates:

	December 31,
(In thousands)	2013	2012
Cash held with Deutsche Bank	$32,867	$20,388
Due from affiliate	56,413	83,105
Loan payable to affiliate	3,499,917	3,539,951
Interest payable to affiliate	9,859	10,867

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal. The Company was charged $0.2 million for each of the years ended December 31, 2013 and 2012, and $0.6 million during the year ended December 31, 2011, respectively, for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented related to and for the benefit of the Company. The Company paid $0.9 million, $1.1 million and $1.2 million for the respective years ended December 31, 2013, 2012 and 2011, for such expenses incurred by Nevada Voteco on behalf of the Company.

As further described in Note 3 to the consolidated financial statements, effective January 1, 2012, pursuant to broader tax reorganization, the Company became part of a U.S. Consolidated Group owned by Deutsche Bank. During 2012 and in connection with joining the U.S. Consolidated Group, the Company became party to a tax sharing agreement with the U.S. Consolidated Group. The tax sharing agreement requires the Company to pay to the U.S. Consolidated Group its share of its estimated current tax liability calculated on a separate return basis. Conversely, the U.S. Consolidated Group shall pay the Company for tax losses incurred, also calculated on a separate return basis. Accordingly, as of and for the years ended December 31, 2013 and 2012, the Company generated current tax-effected net operating losses of $56.4 million and $83.1 million, respectively that would be utilized by the U.S. Consolidated Group and it is anticipated that payment for the $56.4 million tax loss generated in 2013 will occur in 2014. The Company was reimbursed for the utilization of its net operating losses in 2012 by the U.S. Consolidated Group during 2013.

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

Operating Agreement of Nevada Voteco

For a description of certain material provisions, see “Item 1. Business – Agreements Governing the Operation of The Cosmopolitan – Operating Agreement of Nevada Voteco .”

Transfer Restriction Agreement

For a description of certain material provisions, see “Item 1. Business – Agreements Governing the Operation of The Cosmopolitan – Transfer Restriction Agreement.”

Letter Agreement

For a description of certain material provisions, see “Item 1. Business – Agreements Governing the Operation of The Cosmopolitan – Letter Agreement.”

Credit Facility

The Company maintains a $3.9 billion Credit Facility with DBCI, $3.5 billion of which was outstanding as of December 31, 2013. Deutsche Bank has no obligation to provide the Company with additional funding beyond the $3.9 billion Credit Facility. The Company borrows on an unsecured basis from DBCI. The current expiration of the Credit Facility is December 2015. Borrowings carry an interest rate of LIBOR plus a LIBOR margin. Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). Subsequent to December 15, 2010, the LIBOR margin is 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360-day year.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by PwC for the fiscal years ended December 31, 2013 and 2012 for the audit of our consolidated annual financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $0.7 million and $0.6 million, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services rendered by PwC during the fiscal years ended December 31, 2013 and 2012 that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in “Audit Fees” above were $0.

Tax Fees

The aggregate fees and expenses billed for tax compliance, tax advice and planning services by PwC during the years ended December 31, 2013 and 2012 were $0.1 million for each of the respective periods.

All Other Fees

There were no aggregate amounts billed for any other fees or expenses by PwC during the respective years ended December 31, 2013 and 2012.

Board Approval

The fees and services disclosed above for 2013 and 2012 were approved by the Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the Annual Report on Form 10-K.

1.	List of Financial Statements

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Members’ Deficit for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

We have omitted all financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1*	Certificate of Formation, dated as of July 30, 2008, for Nevada Property 1 LLC, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

3.2*	Amended and Restated Limited Liability Company Agreement of Nevada Property 1 LLC, dated as of April 2, 2010, by Nevada Mezz 1 LLC, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

3.3*	Operating Agreement of Nevada Voteco LLC dated April 15, 2010, by and among the initial members of Nevada Voteco LLC and any members admitted to Nevada Voteco LLC after such date, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.1*	Transfer Restriction Agreement dated April 15, 2010, by and among Jeff Baer, Stuart Clarke, Thomas Fiato and Donna Milrod, Nevada Voteco LLC and Nevada Mezz 1 LLC, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.2*	Letter Agreement, between Deutsche Bank AG and Members of Nevada Voteco LLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

10.3*†	Employment Agreement, dated July 16, 2009, between Nevada Employer LLC and John Unwin, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10- 12G (File No. 000-53938) filed on April 9, 2010.

10.6*†	Transition Agreement, dated July 29, 2008, between Cosmo Senior Borrower LLC and Nathan Hong, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.7*†	Employment Agreement, dated February 1, 2010, between Nevada Employer LLC and Anthony Pearl, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.8*	Credit Agreement dated as of May 6, 2010, between Deutsche Bank AG Cayman Islands Branch and Nevada Property 1 LLC for $1.64 billion, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.9*	Credit Agreement dated as of May 6, 2010, between Deutsche Bank AG Cayman Islands Branch and Nevada Property 1 LLC for $2.22 billion, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10-12G/A (File No. 000-53938) filed on May 25, 2010.

10.10*†	2010 Discretionary Cash Compensation Plan, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 30, 2011.

10.11*†	Employment Agreement, dated December 6, 2011, between Nevada Property 1 LLC and Thomas J. McCartney, incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 23, 2012.

10.12*†	Consulting Agreement, dated February 21, 2012, between Nevada Property 1 LLC and Ronald G. Eidell, incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 23, 2012.

10.13*†	Employment Agreement, dated May 22, 2012, between Nevada Property 1 LLC and Ronald Eidell, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2012.

10.14*†	Employment Agreement, dated January 1, 2012, between Nevada Property 1 LLC and Lisa Marchese, incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2012.

10.15*†	Employment Agreement, dated March 27, 2013, between Nevada Property 1 LLC and Anthony J. Pearl, incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.16*†	The Cosmopolitan of Las Vegas Management Incentive Award Plan dated as of March 27, 2013, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.17*†	Incentive Award Agreement under The Cosmopolitan of Las Vegas Management Incentive Award Plan, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.18*†	The Cosmopolitan of Las Vegas Management Exit Award Plan dated as of March 27, 2013, incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.19*†	Exit Award Agreement under The Cosmopolitan of Las Vegas Management Exit Award Plan, incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.20*†	Employment Agreement, dated November 6, 2013, between Nevada Property 1 LLC and John Unwin, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2013.

21.1*	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on March 30, 2011.

24.1**	Power of Attorney for certain members of the Board of Nevada Property 1 LLC, authorizing the signing of this Annual Report on Form 10-K on their behalf.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL):

i.	the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011;

ii.	the Consolidated Balance Sheets as of December 31, 2013 and 2012;

iii.	the Consolidated Statements of Members’ Deficit for the years ended December 31, 2013, 2012, and 2011;

iv.	the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and

v.	the Notes to Consolidated Financial Statements.

*	Previously filed.
**	Filed herewith.
***	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

March 21, 2014	Nevada Property 1 LLC

/s/ JOHN UNWIN John Unwin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN UNWIN John Unwin	Chief Executive Officer and Director (principal executive officer)	March 21, 2014

/s/ RONALD G. EIDELL Ronald G. Eidell	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	March 21, 2014

/s/ FABRIZIO CAMPELLI* Fabrizio Campelli	Director	March 21, 2014

/s/ STUART CLARKE* Stuart Clarke	Director	March 21, 2014

/s/ ENRICO SANNA* Enrico Sanna	Chairman	March 21, 2014

/s/ JEFF BAER* Jeff Baer	Director	March 21, 2014

*	The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ John Unwin (John Unwin, Attorney-in-Fact)	March 21, 2014