Form 10-Q
period 2014-03-31
Nevada Property 1 LLC
filed 2014-05-15
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of May 15, 2014 Nevada Voteco LLC owns all of the 100 Class A voting membership interests and Nevada Mezz 1 LLC owns all of the 100 Class B non-voting membership interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash held with Deutsche Bank	$17,220	$32,867
Cash held with third parties and on hand	22,861	25,793

Total cash and cash equivalents	40,081	58,660
Accounts receivable, net	67,266	53,564
Due from affiliate (Notes 3 and 10)	63,542	56,413
Inventories	13,568	14,575
Deferred income taxes	11,614	11,614
Restricted cash	791	656
Prepaid expenses and other assets	25,578	25,619

Total current assets	222,440	221,101
Property and equipment, net	2,815,958	2,854,990
Intangible asset, net	9,538	9,956
Deferred income taxes	83,808	83,354
Other assets	35,314	35,421

Total assets	$3,167,058	$3,204,822

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$10,972	$14,403
Interest payable to affiliate	9,546	9,859
Accrued and other liabilities	76,241	83,046

Total current liabilities	96,759	107,308
Accounts payable—construction	926	5,883
Accounts payable—retention	4,239	4,059
Accrued and other liabilities—construction	2,903	7,792
Loan payable to affiliate	3,495,253	3,499,917
Other liabilities	4,785	4,982

Total liabilities	3,604,865	3,629,941
Commitments and contingencies (Note 11)
Members’ deficit	(437,807)	(425,119)

Total liabilities and members’ deficit	$3,167,058	$3,204,822

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited – In thousands)

	Three Months Ended March 31,
	2014	2013
Revenues:
Casino	$49,119	$40,878
Hotel	75,767	63,759
Food and beverage	85,399	74,686
Entertainment, retail and other	8,286	7,576

Gross revenues	218,571	186,899
Less — promotional allowances	(35,705)	(27,396)

Net revenues	182,866	159,503

Operating expenses:
Casino	30,950	28,922
Hotel	9,224	9,924
Food and beverage	55,631	49,233
Entertainment, retail and other	7,693	5,631
Sales and marketing	20,649	20,436
General and administrative	25,061	24,347
Corporate	2,740	3,600
Pre-opening	—	52
Loss on disposal of assets	116	—
Depreciation and amortization	41,690	45,252

Total operating expenses	193,754	187,397

Operating loss	(10,888)	(27,894)

Other income (expense):
Net settlement and default income	149	—
Interest income	15	12
Interest expense due to affiliate, net of amounts capitalized	(9,546)	(10,311)

Total other income (expense)	(9,382)	(10,299)

Loss before income taxes	(20,270)	(38,193)
Income tax benefit	7,582	13,487

Net loss	$(12,688)	$(24,706)

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,688)	$(24,706)
Deferred income taxes (Notes 3 and 10)	(453)	(13,486)
Depreciation and amortization	41,690	45,252
Loss on disposal of assets	116	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,702)	5,429
Due from affiliate (Notes 3 and 10)	(7,129)	—
Inventories	1,007	(1,759)
Prepaid expenses and other assets	147	(4,930)
Accounts payable	(3,430)	2,743
Accrued and other liabilities	(7,002)	(7,796)
Interest payable to affiliate	(313)	(556)
Restricted cash	(135)	422

Net cash (used in) provided by operating activities	(1,892)	613

Cash flows from investing activities:
Ordinary capital expenditures	(2,515)	(2,710)
Capital expenditures from major developments and for construction projects	(9,508)	(6,006)

Net cash used in investing activities	(12,023)	(8,716)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	5,336	7,757
Principal payments under loan payable to affiliate	(10,000)	—

Net cash (used in) provided by financing activities	(4,664)	7,757

Net decrease in cash and cash equivalents	(18,579)	(346)
Cash and cash equivalents at beginning of period	58,660	48,811

Cash and cash equivalents at end of period	$40,081	$48,465

Supplemental disclosure of cash flow information:
Cash paid for interest due to affiliate, net of interest capitalized	$9,859	$10,867

Non-cash investing activities:
Change in accrued additions to construction in progress	$(9,667)	$1,249

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

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail, spa and entertainment and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

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

2.	Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Principles

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The unaudited results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year. The December 31, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 21, 2014.

As previously noted, the Company is an indirect wholly-owned subsidiary of Deutsche Bank. In the normal course of business, the Company’s operations may include significant transactions conducted with Deutsche Bank or affiliated entities of Deutsche Bank.

Restricted Cash

Restricted cash consists primarily of tokes (tips) earned by our CoStars (the Company identifies its staff as “CoStars”) in the Company’s slot and table games departments and condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The restricted cash balance at March 31, 2014 is comprised of $0.1 million of advance condominium deposits and $0.7 million of tokes. At December 31, 2013, the restricted cash balance is comprised of $0.3 million of advance condominium deposits and $0.4 million of tokes.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and the Identity Membership Program (“Identity”), our customer guest reward program, estimated cash flows in assessing the recoverability of long-lived assets and asset impairments, and contingencies and litigation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, and accounts payable approximates fair value due to their short-term maturities. All of the Company’s debt is held by an affiliate and accrues interest at an interest rate derived from the three-month London Interbank Offering Rate (“LIBOR”) plus a margin of 85 basis points (0.85%).

LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360-day year. Given the related party nature of the Company’s debt, it is unlikely that the Company could obtain similar financing on the same terms with a third-party in an arm’s length transaction.

Reclassifications

For the three months ended March 31, 2013, we have reclassified certain revenues and operating expenses on the Company’s consolidated statement of operations to conform to current period presentations. These reclassifications had no effect on previously reported net loss.

Recently Issued Accounting Pronouncements

No new accounting pronouncements issued or effective during 2014 or 2013 have had or are expected to have a material impact on the Company’s financial position or results of operations.

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

For the three months ended March 31, 2014 and 2013, respectively, the effective income tax rate was (37.4%) and (35.3%), respectively.

The Company’s tax jurisdiction is the United States. Effective January 1, 2012, pursuant to broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (the “U.S. Consolidated Group”) owned by Deutsche Bank. As a result, the Company joined the U.S. Consolidated Group after having been a separate taxpayer in 2011.

The U.S. Consolidated Group’s income tax return is under examination. During the quarter ended June 30, 2013, the IRS notified the Company that its 2011 federal income tax return was selected for examination. The Company believes that it has no uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2014, there were no accrued penalties and/or interest.

4.	Accounts Receivable, Net

Net accounts receivable consist of the following:

	March 31,	December 31,
	2014	2013
(In thousands)	(Unaudited)
Casino	$37,562	$29,279
Hotel	23,707	19,104
Other	12,767	10,335

	74,036	58,718
Less: allowance for doubtful accounts	(6,770)	(5,154)

	$67,266	$53,564

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

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2014	2013
(In thousands)	(Unaudited)
Prepaid expenses	$20,918	$20,604
Other assets	4,660	5,015

	$25,578	$25,619

Prepaid expenses as of March 31, 2014 and December 31, 2013 consist primarily of expenses relating to insurance, gaming taxes, marketing, operations, property and other taxes and maintenance. Other assets as of March 31, 2014 and December 31, 2013 consist primarily of imprest funds relating to our partner restaurants and security deposits.

6.	Property and Equipment, Net

Net property and equipment are stated at the lower of cost or fair value and consist of the following:

	March 31,	December 31,
	2014	2013
(In thousands)	(Unaudited)
Land	$110,454	$110,454
Buildings, buildings and land improvements	2,743,815	2,743,416
Furniture, fixtures and equipment	493,696	493,221
Construction in progress	7,364	6,652
Less: accumulated depreciation	(539,371)	(498,753)

	$2,815,958	$2,854,990

Depreciation expense of $41.3 million and $44.8 million was incurred during the three months ended March 31, 2014 and 2013, respectively.

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. For the three months ended March 31, 2014 and 2013, no interest expense was capitalized.

7.	Other Assets

Other long-term assets primarily consist of the Company’s base stock of china, glassware, uniforms, etc., as well as a reserve for workers’ compensation claims incurred but not reported (“IBNR”) and a loss payout account for the Company’s owner controlled insurance program (“OCIP”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns.

During certain construction periods, the Company maintains a comprehensive OCIP for the following insurance coverage: workers’ compensation, primary general liability, excess liability, contractors’ pollution legal liability, builders’ risk and project professional liability. The general contractor and all of the subcontractors working on the Property were required to enroll in the program.

The Company is exposed on a first dollar loss basis for claims filed under either the workers compensation or general liability portions of the OCIP. The Company retains the first $250,000 of the builders’ risk of loss, and $500,000 of each general liability, employer’s liability, and workers’ compensation claims. Claims that exceed the maximum loss amount of $500,000 per claim are covered by a traditional insurance program. The loss payout account receives interest at a rate based on the terms of the policy. The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The completed operations and professional liability claims period remains open for ten years following the completion of the Property in compliance with Nevada regulations. For insurance coverage purposes, the project completion date was established as December 1, 2010. Workers’ compensation claims remain open until all claims are settled or benefits paid. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account of $19.5 million at March 31, 2014 is sufficient to pay all existing and expected future claims related to the Property.

8.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	March 31,	December 31,
	2014	2013
(In thousands)	(Unaudited)
Accrued accounts payable	$8,496	$12,846
Accrued payroll costs	14,778	21,566
Deposits—patrons	3,796	5,098
Advance deposits	14,360	12,896
Chip liability	2,617	5,767
Taxes payable	9,896	7,147
Other liabilities	22,298	17,726

	$76,241	$83,046

9.	Loan Payable and Interest Payable to Affiliate

The Company maintains a $3.9 billion credit facility which includes a $1.6 billion committed line of credit (collectively, the “Credit Facility”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a branch of Deutsche Bank AG. DBCI has no obligation to provide the Company with additional funding beyond the Credit Facility. The current expiration of the Credit Facility is December 2015. Borrowings carry an interest rate of LIBOR plus a margin of 85 basis points (0.85%). Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. The Credit Facility does not include any financial covenants.

Under the terms of the Credit Facility, proceeds may be used to pay for (i) the costs of constructing and completing our fully-integrated resort; (ii) Property operating deficits; and, (iii) payment of interest on the Credit Facility to the extent that cash flow from the Property is insufficient to pay such interest after paying the cost of operating the Property. All outstanding debt becomes due and payable upon a change of control of the Company.

The total amount of the loan payable to affiliate at March 31, 2014 and December 31, 2013 is $3.5 billion for each respective reporting period. Additionally, at March 31, 2014 and December 31, 2013, the Company has an interest payable to affiliate of $9.5 million and $9.9 million, respectively, with a March 31, 2014 interest rate of 1.1% and a weighted average interest rate of approximately 1.1% for the three months ended March 31, 2014.

The Company classifies construction-related accounts payable, retention and accrued and other liabilities as long-term liabilities as they are financed by the Company’s Credit Facility and, therefore, will not require the use of working capital.

10.	Related Party Transactions

The Company is involved in significant financing and other transactions with certain of its affiliates and Deutsche Bank. The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank:

	March 31,	December 31,
	2014	2013
(In thousands)	(Unaudited)
Cash held with Deutsche Bank	$17,220	$32,867
Due from affiliate	63,542	56,413
Loan payable to affiliate	3,495,253	3,499,917
Interest payable to affiliate	9,546	9,859

Deutsche Bank provides certain administrative and other support services to the Company, including accounting, development management, procurement logistics, and legal. The Company was charged $0.0 million and $0.1 million during the three months ended March 31, 2014 and 2013, respectively, for those services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Nevada Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. The Company paid $0.2 million for each of the respective three months ended March 31, 2014 and 2013, for such expenses incurred by Nevada Voteco on behalf of the Company.

Effective January 1, 2012, pursuant to a broader tax reorganization, the Company became part of a U.S. Consolidated Group owned by Deutsche Bank. As of March 31, 2014 and December 31, 2013, the Company had a current tax-effected net operating loss of $63.5 million and $56.4 million, respectively, which will be utilized by the

U.S. Consolidated Group, which is presented as a receivable from affiliate in the accompanying condensed consolidated balance sheets. The Company expects to be reimbursed for the utilization of its net operating losses in 2013 by the U.S. Consolidated Group during 2014. In addition, the Company generated $20.3 million ($7.6 million, tax-effected) of net operating losses in the quarter ended March 31, 2014 which are presented as a component of due from affiliate in the accompanying condensed consolidated balance sheet.

11.	Commitments, Contingencies and Litigation

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

Class Action Suits

a. Wage and Hour

During late 2012, the Company was put on notice and/or served with two separate purported class action lawsuits related to alleged unpaid compensation for time incurred by CoStars’ while on Property for donning and doffing of the CoStars’ required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. One of the purported wage and hour class action lawsuits is pending in the Eighth Judicial District Court for Clark County, Nevada, and one is pending in the U.S. District Court for the District of Nevada. The discovery period as to liability has closed in both cases. A motion to certify the class was filed in the Eighth Judicial District Court for Clark County, Nevada in late-March 2014. A motion to conditionally certify certain classes of employees was filed in the federal court action, but that motion has been denied in part and stayed in part. A recently filed renewed motion to certify a subset of employees was denied by the court in the U.S. District action. Substantial questions of law and fact remain unresolved in both cases.

During the second quarter of 2013, as part of an ongoing assessment of our wage and hour cases, we accrued an estimated loss contingency of $3.0 million (reported as a corporate operating expense in the condensed consolidated statement of operations beginning with the June 30, 2013 quarterly reporting period). A portion of the loss contingency was utilized in the October 2013 settlement of a third purported wage and hour class action matter, with subsequent payment occurring during the first quarter of 2014. We will continue evaluating the adequacy of this accrual as the cases develop. Specific additional factors applicable to each case that prevent the Company from providing an estimate of reasonably possible loss in excess of amounts accrued or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported classes and subclasses asserted in separate, but overlapping litigation are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims. Legal fees associated with the cases are recognized as incurred when the legal services are rendered, and are, therefore, not recognized as part of the loss contingency accrual.

The Company believes that it has meritorious defenses with respect to the remaining open matters and intends to defend its positions vigorously.

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

Commitments and Other Legal Proceedings

a. Property General Contractor and Other Purchase Obligations

During 2012, the Company engaged Penta Building Group (“Penta”) to act as the general contractor for certain Property projects. Penta operates under a guaranteed maximum price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. At March 31, 2014 and December 31, 2013, the respective remaining amounts expected to be paid to Penta under the GMP and approved change orders total $4.6 million and $9.5 million.

As of March 31, 2014 and December 31, 2013, the Company had total construction commitments of $8.1 million and $17.7 million, respectively.

Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit for $20.0 million reserved for purposes of issuing standby letters of credit. At March 31, 2014, the Company maintained three standby letters of credit totaling $2.6 million pursuant to agreements related to insurance, administrative office lease, utilities and other services. There were no outstanding borrowings against these standby letters of credit as of March 31, 2014.

b. Condominium Hotel Litigation

As disclosed in prior periods, the Company was a named defendant in a number of lawsuits and arbitrations concerning the purchase and sale of condominium hotel units located within the East and West Towers of the Property. The thrust of the claims were virtually the same in every matter. The plaintiffs alleged, among other things, that the project had materially changed and that delays in the completion of the Property constituted a material breach by the Company, thus permitting the plaintiff/purchaser to rescind their contract and receive a full refund of their earnest money deposit, plus interest thereon. The Company was represented in each of these matters by outside legal counsel.

On or about August 26, 2013, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Central District of California, captioned Lenny Spangler v. Nevada Property 1 LLC, et al., alleging, among other things, that former class action settlements entered into by the Company with buyers of condominium hotel units in the project were fraudulently induced, and seeking to recover all amounts paid to or retained by the Company in such settlements. During 2014, the plaintiff agreed to dismiss the case in exchange for a waiver and release by the Company of its claims for costs related to the lawsuit. A formal order of dismissal was subsequently entered with the U.S. District Court for the District of Nevada.

At December 31, 2013, there were two condominium hotel units remaining under contract at The Cosmopolitan (the “Okada Unit” and the “Mastej Unit”). During the three months ended March 31, 2014, the Company prevailed in its efforts to confirm and enforce prior arbitration awards for each of the Okada Unit and the Mastej Unit. As such, the applicable earnest money deposits were released to the Company.

On or about March 3, 2014, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned Donald Okada v. Nevada Property 1 LLC, et al., alleging, among other things, that former class action settlements entered into by the Company with buyers of condominium hotel units in the project were fraudulently induced thus permitting the plaintiff to recover the full earnest money deposit and related attorney fees. This matter is in the earliest stages of proceedings. Discovery has not commenced.

On or about April 1, 2014, for the Mastej Unit, a Notice of Appeal was filed with the Nevada Supreme Court regarding the grant of the Company’s motion to confirm and enforce the arbitration award. This matter is in the earliest stages of proceedings.

c. Hearst Trademark

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

d. Patent Infringement

On July 14, 2013, the Company filed a lawsuit against Activision TV, Inc. (“Activision”) in the U.S. District Court for the District of Nevada for a declaration that it is not infringing on various patents owned by Activision relating to digital displays installed at the Property by third-party vendors. The Company is reasonably confident the case will be resolved, with little or no financial impact, by the end of the second quarter of 2014.

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

Nevada Voteco holds 100% of the Company’s Class A membership interests and Nevada Mezz holds 100% of the Company’s Class B membership interests.

Disclosure Pursuant to Section 13(r) of the Exchange Act

Section 13(r) of the Exchange Act requires a public reporting issuer to disclose in its reports whether it or any of its affiliates has knowingly engaged in specified activities relating to Iran. The Company itself has nothing to report. However, Deutsche Bank AG may be viewed as our affiliate. Deutsche Bank AG has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the quarter ended March 31, 2014. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions was conducted by the Company.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of March 31, 2014, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During the first quarter of 2014, approximately € 1.0 million was paid into the escrow account. We, in our role as agent, distributed to the participants in the banking consortia € 1.0 million including portions attributable to us totaling approximately € 0.25 million.

We generated revenues in the first quarter of 2014 of approximately € 0.7 million in respect of these financing arrangements, of which approximately € 0.6 million consisted of escrow account revenues, € 40,000 consisted of loan interest revenues and € 10,000 consisted of fee revenues. The net profits were less than these amounts.

As of March 31, 2014, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we have sold effective March 26, 2014, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Tejarat and NPC. In that capacity, it received approximately € 200 fees in the first quarter of 2014, which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-BANK passed on approximately € 100 to participants in such arrangements. In the first quarter of 2014, BHF-BANK’s gross revenues from this business were approximately € 14,000 and its net profits were less than this amount.

Our portion of the remaining loan facilities (not including the part held by BHF-BANK at the time of its sale) amounted to approximately € 33 million as of March 31, 2014. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.8 million are still outstanding as of March 31, 2014. The gross revenues from this business were approximately € 11,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 9.0 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 20,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of less than € 400 to the frozen account of the Syrian bank.

We intend to exit these guarantee arrangements as soon as possible.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges of approximately € 32,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 19 million at the time of the BHF-BANK sale.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was less than € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profit derived from these activities was less than this amount.

Payments Received. We received less than 15 payments adding up to approximately€ 3 million in favor of non-Iranian clients in Germany and the Netherlands, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 3,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French banks accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the first quarter of 2014, we received approximately € 1 million in such disbursements in approximately 200 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 1,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

Based on discussions initiated by the German Bundesbank, BHF-BANK continues to maintain accounts for Bank Sepah’s branch in Frankfurt, Germany. These accounts are frozen under European sanctions law. In the first quarter of 2014, the total volume of outgoing payments from these accounts was approximately € 0.5 million, which payments were made with the involvement of the competent authorities in Germany under applicable law. In the first quarter of 2014, the gross revenues from this activity were approximately € 4,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. In the first quarter of 2014, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 9 million in the first quarter of 2014, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 12,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Relationships with Corporate Clients. We maintain a business relationship with one corporate client registered in Germany who was sanctioned by the US in the first quarter of 2014 pursuant to Executive Order 13382. We did not terminate this relationship but imposed several restrictive measures to mitigate the relevant risks. The revenues derived from this relationship were less than € 1,000 and the net profits were less than this amount.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to: continuing recessionary economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry; changes in the competitive environment in our industry; the seasonal nature of the hotel, resort and casino industry; the capital intensive nature of the Las Vegas hotel, resort and casino industry; costs associated with compliance with extensive regulatory requirements; diminishing value of our name, image and brand; maintaining the integrity of customer information; the loss of key members of our senior management; dependence on various third-party operators to provide key amenities; the outcome of pending or future legal proceedings; cyber security risk; our ability to collect gaming receivables from our credit players; and the other risks discussed in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 21, 2014. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

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

The Casino

The approximately 110,000 square-feet casino features the latest in gaming technology offered in a modern, energetic atmosphere. At March 31, 2014, the casino floor included 1,332 slot machines and 121 table games, with immediate guest access from each of the East and West Towers and is accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three-story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate areas for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

As of the Phase I opening on December 15, 2010, the 50-story East and 52-story West Towers comprised 1,998 hotel and condominium hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck. The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment systems, wireless internet and a custom in-room bar. The condominium hotel style rooms offer expansive terraces with dazzling views of the Strip. Subsequent to the completion of Phase I, completion of Phase II resulted in an additional 968 hotel and condominium hotel style units located in the West Tower, bringing the total rooms available to approximately 2,960.

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

Spa, Salon and Fitness Centers

Our integrated resort offers a 50,000 square feet spa and hammam facility, located at the base of the West Tower which is easily accessible from any room in The Cosmopolitan. Our spa and hammam is a key element in the overall offerings to our guests, and offers a level of quality, service and experience that we believe competes with the best spa offerings in the Las Vegas market.

Separately, the Property also offers two fitness centers, one in the East Tower and the other in the West Tower (including tennis courts), offering our guests twenty-four hours a day, seven days a week access to high quality fitness and exercise equipment.

Convention and Banquet Facility

Our approximately 185,000 square feet convention and banquet facility is located on the second, third and fourth levels of the podium. The space is designed for maximum flexibility, and can accommodate everything from small group meetings to large conferences in the 66,000 square feet of ballroom space. Directly beneath the hotel towers, the location of the ballroom space is unique to the Las Vegas market, allowing convention attendees immediate, direct access from the hotel towers to the meeting space. The space features full high speed Wi-Fi coverage, and support capabilities to enable all modern meeting technology requirements.

Event Center

On December 29, 2013, we opened our 65,000 square feet, approximately 3,000-seat multi-use event center named “The Chelsea.” This performance space and group venue is intended to encourage companies to book entertainment offerings, larger conventions, as well as product launches and other branding events.

Rose. Rabbit. Lie.

On December 30, 2013, we opened Rose. Rabbit. Lie., an innovative combination of restaurant, bar, club and show featuring Vegas Nocturne. Rose. Rabbit. Lie. encompasses 23,000 square feet.

Results of Operations

The following table presents selected historical financial data from the condensed consolidated statements of operations for the periods indicated. The historical results are not necessarily indicative of the results of operations to be expected in the future.

The Company’s operations are conducted entirely at the Property, which includes hotel, casino, food and beverage, retail and other related operations. As discussed above, the Company opened The Chelsea and Rose. Rabbit. Lie. during late-December 2013. Given the integrated nature of the Property’s operations, the Company is considered to have one operating segment.

	Three Months Ended March 31,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Net revenues	$182,866	$159,503	$23,363	14.6%
Operating expenses	193,754	187,397	6,357	3.4%
Operating loss	(10,888)	(27,894)	17,006	61.0%
Other income (expense)	(9,382)	(10,299)	917	8.9%
Loss before income taxes	(20,270)	(38,193)	17,922	46.9%
Income tax benefit	7,582	13,487	(5,905)	(43.8%)
Net loss	(12,688)	(24,706)	12,018	48.6%

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

As compared to the three months ended March 31, 2013, our gross and net revenues for the three months ended March 31, 2014 increased by 16.9% and 14.6%, respectively, representing incremental gross and net revenue dollar increases of $31.7 million and $23.4 million, respectively.

Our revenues for the applicable periods were as follows:

	Three Months Ended March 31,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Revenues:
Casino	$49,119	$40,878	$8,241	20.2%
Hotel	75,767	63,759	12,008	18.8%
Food and beverage	85,399	74,686	10,713	14.3%
Entertainment, retail and other	8,286	7,576	710	9.4%

Gross revenues	218,571	186,899	31,672	16.9%
Less — promotional allowances	(35,705)	(27,396)	(8,309)	(30.3%)

Net revenues	$182,866	$159,503	$23,363	14.6%

For the comparable 2014 and 2013 reporting periods, our casino revenues consist of table games and slots, with our casino revenues increasing by 20.2% as compared to the three months ended March 31, 2013. The table games hold percentage for the three months ended March 31, 2014 was 13.6% (our expected range is 10.0% to 14.0%), a decrease from 14.3% for the three months ended March 31, 2013. Our focus continues to be on supplementing the level of table games play at the Property, from both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity program, building our database of slot customers and expanding our alliance program.

For the three months ended March 31, 2014, hotel revenues grew 18.8% compared to the first quarter of 2013. ADR and REVPAR also increased when compared to the same 2013 period, primarily reflecting the direct and indirect effects of strong demand in the group and convention categories. We also experienced growth in Free Independent Travelers, and lastly, the January 1, 2013 resort fee implementation continues to positively contribute as our group business grows. ADR and occupancy for the three months ended March 31, 2014 were $303 and 93.6%, respectively, generating REVPAR of $284. ADR and occupancy for the three months ended March 31, 2013 were $273 and 87.8%, respectively, generating REVPAR of $238. The 2014 higher occupancy levels primarily reflect increased room bookings from Identity patrons, as well as continuing growth in our group room nights due to the late-December 2013 opening of The Chelsea and other Property convention bookings.

Food and beverage revenues for the three months ended March 31, 2014 increased $10.7 million or 14.3%, when compared to the same period in 2013. Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, as well as the third-party operated food and beverage outlets which are wholly-owned by the Company. We continue to experience food and beverage revenue growth from the Company-operated and third-party operated dining establishments due to (i) strong growth in our group and convention business which directly contributes to higher revenues generated from banquet and buffet services; (ii) the high volume of customers visiting our restaurants; as well as, (iii) the increased number of customers visiting and or staying at our Property. During late-December 2013, we opened Rose. Rabbit. Lie., a 23,000 square-feet social club representing an innovative combination of restaurant, bar, club and show. During the first quarter of 2014, we experienced additional revenue associated with this new offering and we expect continued revenue growth during the remainder of 2014.

Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the three months ended March 31, 2014 and 2013 were $8.3 million and $7.6 million, respectively, representing an increase of $0.7 million or 9.4%. The quarter-over-quarter increase in entertainment, retail and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees. As previously announced, we completed the build-out and opened our planned 65,000 square-feet, approximately 3,000-seat multi-use event center named The Chelsea during late-December 2013. During the first quarter of 2014, we experienced additional revenue growth associated with The Chelsea and expect continued growth during the remainder of 2014.

Revenues for the 2014 and 2013 operating quarterly periods include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or complimentaries (“comps”) are deducted from revenues. While quarter-over-quarter gross revenues increased by 16.9% for the 2014 and 2013 operating periods, promotional allowances as a percentage of gross revenues, increased from 14.7% to 16.4% between the respective quarterly periods. We believe the level of promotional allowances or comps incurred for the respective 2014 and 2013 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. For the three months ended March 31, 2014, this increase is also due to targeted direct marketing efforts which resulted in higher casino player room comps. We expect this level of promotional allowance or comps expense to vary period-over-period, but decline over the long-term.

Operating Expenses

Our operating expenses increased 3.4%, notably below the 16.9% increase in our gross revenues, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in overall operating expenses is partially reflective of the growth in gross revenues for the three months ended March 31, 2014 over the comparable 2013 period. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing department operating expenses, resulting in higher operating margins.

	Three Months Ended March 31,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Operating expenses:
Casino	$30,950	$28,922	$2,028	7.0%
Hotel	9,224	9,924	(700)	(7.1%)
Food and beverage	55,631	49,233	6,398	13.0%
Entertainment, retail and other	7,693	5,631	2,062	36.6%
Sales and marketing	20,649	20,436	213	1.0%
General and administrative	25,061	24,347	714	2.9%
Corporate	2,740	3,600	(860)	(23.9%)
Pre-opening	—	52	(52)	N/A
Loss on disposal of assets	116	—	116	N/A
Depreciation and amortization	41,690	45,252	(3,562)	(7.9%)

Total operating expenses	$193,754	$187,397	$6,357	3.4%

Departmental Operating Expenses

Departmental operating expenses include operations associated with casino, hotel, food and beverage, entertainment, retail and other. During the quarterly period ended March 31, 2014, departmental expenses cumulatively increased by $9.8 million or 10.4% over the respective 2013 period. In general, the increase in departmental operating expenses reflects higher incremental expenses generated from our period-over-period revenue growth, e.g., casino player comps, departmental labor, hotel linen replacement, etc.

The increase in casino operating expenses for the 2014 reporting period primarily reflects higher room occupancy and other operating departmental usage by our Identity members, food and beverage and other costs associated with comps offered to our customers, as well as higher commissions for independent representatives generated from the Property’s expanded domestic and international host program.

Hotel operating expenses decreased by $0.7 million between the comparative 2013 to 2014 periods. In general for prior periods, hotel operating costs have trended as a function of the occupancy level and related servicing of our rooms. However, as discussed above, for the three months ended March 31, 2014 the occupancy levels increased to 93.6% from the respective 2013 occupancy level of 87.8%. This inverse effect for the 2014 reporting period is primarily reflective of higher volume of room occupancy by our Identity members with these related costs included as a charge to the casino operating expenses.

For the three months ended March 31, 2014 as compared to 2013, food and beverage operating expenses increased by $6.4 million or 13.0%. As previously discussed, we opened Rose. Rabbit. Lie. during late-December 2013 and began reporting its departmental operating expenses as food and beverage costs. Also during 2014, partner restaurant management and incentive fees were partially offset by lower fees related to the decrease in Marquee revenues.

The $2.1 million increase in 2014 operating expenses within our entertainment, retail and other departments primarily reflects (i) entertainment activities on the casino floor that are offered free of charge to the public; and, (ii) the first full three months of operating costs associated with our multi-use event center, The Chelsea. Such costs may fluctuate between periods as a result of the number of shows and the underlying cost for each show. Entertainment is a key component of the overall marketing and position strategy of the Property, and is an important driver of visitation to the Property.

Sales and Marketing, General and Administrative and Corporate Expenses

For the comparative 2014 to 2013 periods, the $0.2 million increase in sales and marketing primarily reflects the timing and placement of our advertising within period-to-period comparisons of spending levels. Marketing and advertising spending enhances our strong brand identity, helping to drive traffic to our Property.

The 2.9% increase in general and administrative expenses for the 2014 quarterly period as compared to the same 2013 period is generally attributable to our operating revenue and Property growth. General and administrative expenses include salaries, property taxes and insurance.

Corporate expenses, which include corporate salaries and legal expenses, decreased by $0.9 million or 23.9% for the three months ended March 31, 2014 as compared to the same 2013 period. For the three months ended March 31, 2013, corporate expenses included higher fees associated with certain litigation matters.

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

The minor costs reported as pre-opening during the three months ended March 31, 2013 primarily reflect costs associated with The Chelsea. No pre-opening expenses were incurred during the three months ended March 31, 2014.

Depreciation and Amortization Expenses

Depreciation and amortization charges were $41.7 million for the three months ended March 31, 2014 and $45.3 million for the respective 2013 quarterly period. For the three months ended March 31, 2014, the potential increase in depreciation expense from placing the capital assets associated with The Chelsea and Rose. Rabbit. Lie. into service was offset by the full depreciation of various non-idle capital assets throughout 2013.

Other Income (Expense)

Our other income and expense for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Other income (expense):
Net settlement and default income	$149	$—	$149	N/A
Interest income	15	12	3	24.0%
Interest expense due to affiliate, net of amounts capitalized	(9,546)	(10,311)	765	(7.4%)

Total other income (expense)	$(9,382)	$(10,299)	$917	8.9%

Net Settlement and Default Income

The net settlement and default income of $0.1 million recorded for the three months ended March 31, 2014 represents certain purchasers within the East and/or the West Towers, who had previously opted out of the settlement offers, settling their claims with us in individual transactions on terms identical to the applicable class action settlement. At March 31, 2014, no condominium hotel units remain under contract at The Cosmopolitan.

Interest Expense Due to Affiliate, Net of Amounts Capitalized

The Company had weighted average borrowings of $3.5 billion for each of the respective quarters ended March 31, 2014 and 2013. At March 31, 2014 and 2013, the interest rates were 1.1% and 1.1%, respectively.

Income Taxes

For the quarters ended March 31, 2014 and 2013, our income tax benefit was $7.6 million and $13.5 million, respectively. Effective January 1, 2012, pursuant to a broader tax reorganization, the Company is part of a U.S. Consolidated Group owned by a subsidiary of Deutsche Bank. The U.S. Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s net operating losses and realize the Company’s deferred tax assets. Due to this tax reorganization, management determined that it would be able to receive a future benefit for the deferred tax assets which had been generated in prior periods.

Our effective income tax rate of (37.4%) and (35.3%) for the respective three months ended March 31, 2014 and 2013, includes the statutory tax rate benefit for being a party to the U.S. Consolidated Group tax sharing agreement.

Non-U.S. GAAP Measures – EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are used by management as the primary measures of operating performance of The Cosmopolitan. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, rent expenses and corporate expenses.

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. Management has presented EBITDA and adjusted EBITDA information as supplemental disclosures to the reported U.S. GAAP measures because it believes that these measures are widely used to assess the operating performance in the gaming and hospitality industry. Certain items excluded from EBITDA and adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that are not comparable between the periods being presented.

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net loss for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Unaudited — In thousands)	2014	2013
Net loss	$(12,688)	$(24,706)
Interest, net	9,531	10,299
Income tax benefit	(7,582)	(13,487)
Depreciation and amortization	41,690	45,252

EBITDA	30,951	17,358
Corporate expenses	2,740	3,600
Pre-opening expenses	—	52
Rent expenses	471	139

Adjusted EBITDA	$34,162	$21,149

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our expansion projects and our compliance with certain non-financial covenants contained in the Credit Facility.

	Three Months Ended March 31,
(Unaudited — In thousands)	2014	2013
Net cash (used in) provided by operating activities	$(1,892)	$613
Net cash used in investing activities	(12,023)	(8,716)
Net cash (used in) provided by financing activities	(4,664)	7,757

As of March 31, 2014, we had $40.1 million in available cash and cash equivalents.

Cash Flows – Operating Activities

Net cash (used in) provided by operating activities during the three months ended March 31, 2014 and 2013 is primarily attributable to the timing of payments for certain significant prepaid expenses and accrued liabilities, including property taxes and IT management contracts. At March 31, 2014 and 2013, we continued to improve accounts receivable collections, but for the first quarter of 2014, these cash inflows from receivables were offset by increasing receivables attributable to the operating period’s casino and banquet and group revenue growth.

Cash Flows – Investing Activities

The ordinary and major capital expenditures of $12.0 million incurred during the three months ended March 31, 2014 are primarily related to (i) retention and construction payments for certain significant new components of our integrated resort, The Chelsea and Rose. Rabbit. Lie. (our new venues which opened in late-December 2013); and, (ii) ordinary capital expenditures generally associated with new in-room hotel technology.

For the three months ended March 31, 2013, major capital expenditures incurred of $6.0 million were primarily related to construction of certain components of our integrated resort, including The Chelsea.

In addition to direct costs of construction included in construction in progress are soft or indirect costs. These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the three months ended March 31, 2014 and 2013, we capitalized related soft costs in the amount of $0.0 million and $1.3 million, respectively.

Cash Flows – Financing Activities

The Company maintains a $3.9 billion Credit Facility with DBCI, $3.5 billion of which was outstanding as of March 31, 2014. Deutsche Bank has no obligation to provide the Company with additional funding beyond the Credit Facility. Amounts under the total Credit Facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. Borrowings carry an interest rate of LIBOR plus a margin of 85 basis points (0.85%). The Credit Facility does not include any financial covenants. The current expiration of the Credit Facility is December 2015.

For the three months ended March 31, 2014, the net cash used in financing activities balance of $4.7 million includes $5.3 million in borrowings against our Credit Facility which was offset by related principal repayments totaling $10.0 million. Our draws against the Credit Facility were primarily utilized for construction costs relating to The Chelsea and Rose. Rabbit. Lie. and, to a lesser degree, to finance the operations at the Property.

For the three months ended March 31, 2013, the net cash provided by financing activities balance of $7.8 million represents amounts drawn against our Credit Facility which were primarily utilized for construction costs relating to The Chelsea and to finance, in part, the operations at the Property.

Liquidity and Capital Resources

Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Certain capital expenditure requirements may be necessary to comply with any changes in applicable laws and regulations. We estimate capital expenditures will range between $15.0 million to $20.0 million during the year ended December 31, 2014.

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

Under the terms of our Credit Facility, proceeds from the Credit Facility may be used to pay for (i) the costs of constructing and completing the Property; (ii) Property operating deficits; and, (iii) payment of interest on the loan to the extent that cash flow from the Property is insufficient to pay such interest after paying the cost of operating the Property. All outstanding debt becomes due and payable upon a change of control of the Company.

The Company classifies construction-related accounts payable, retention and accrued and other liabilities as long-term liabilities as they are financed by the Credit Facility, and therefore, will not require the use of working capital.

Short-Term Liquidity Requirements

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention related to the build-out of The Chelsea and Rose. Rabbit. Lie., normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that borrowings under the existing Credit Facility and operating cash flows generated by the Property will be sufficient to meet our short-term liquidity requirements. Within the next twelve months, short-term liquidity requirements are estimated to be approximately $75.0 million to $80.0 million.

Long-Term Liquidity Requirements

We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary to finance future capital and renovation projects and to finance ongoing operational costs. We intend to satisfy our long-term liquidity requirements through borrowings under the existing Credit Facility and operating cash flows generated by the Property.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data in our 2013 Annual Report on Form 10-K filed on March 21, 2014.

Newly Issued Accounting Pronouncements

Refer to related disclosure within Note 2 to our condensed consolidated financial statements included in Item 1 — Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our Credit Facility has a variable interest rate. As of March 31, 2014, an increase in market rates of interest by 1.0% would have increased our annual interest cost by approximately $35.0 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to our condensed consolidated financial statements included in Item 1 — Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q for a description of our significant current legal proceedings.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A — Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 21, 2014, in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 15, 2014, the Board of Directors (the “Board”) of the Company adopted The Cosmopolitan of Las Vegas 2014 Annual Incentive Plan. The Board also amended certain awards previously made under The Cosmopolitan of Las Vegas Management Exit Award Plan.

The Cosmopolitan of Las Vegas 2014 Annual Incentive Plan

Each year, the Company has provided annual incentive awards to eligible management employees. On May 15, 2014, the Board approved The Cosmopolitan of Las Vegas 2014 Annual Incentive Plan (the “2014 Plan”) for the benefit of the Company’s management employees, including each of John Unwin, Ronald G. Eidell, Lisa Marchese, Thomas J. McCartney, and Anthony Pearl. If the Company achieves a target level of Adjusted EBITDA (as defined in the 2014 Plan) for the year on or before December 31, 2014, each named executive will receive a cash payment equal to a percentage of his or her annual base salary. The percentage of annual base salary designated as the target amount by the Board is 100% for Mr. Unwin, 50% for each of Mr. Eidell, Mr. McCartney, Ms. Marchese, and Mr. Pearl.

If the Company achieves the target level of Adjusted EBITDA for the year, each executive will receive 100% of his or her target award amount. If the Company achieves less than the target level of Adjusted EBITDA, but achieves a designated threshold level, 90% of each executive’s target award will be paid to him or her for the year. If the Company achieves a designated stretch level of Adjusted EBITDA, 115% of each executive’s target award will be paid to the executive for the year. If the Company achieves (i) in excess of the EBITDA threshold, but less than the EBITDA target, (ii) in excess of the EBITDA target, but less than the EBITDA stretch, or (iii) in excess of the EBITDA stretch, the percentage of each executive’s target award paid for the year will be determined by straight-line interpolation. In no event will the percentage of any executive’s award for the year exceed 125% of the executive’s target award. If the Company fails to achieve the threshold level of Adjusted EBITDA for the year, no incentive awards will be paid under the 2014 Plan.

If an Exit Transaction (as defined in the 2014 Plan) occurs before December 31, 2014, an earned award amount will be calculated as of the date of the Exit Transaction, except that the target level of Adjusted EBITDA will be the Company’s budgeted EBITDA at the time of the Exit Transaction and the threshold and stretch level EBITDA figures will be adjusted proportionately and applied to each executive’s target award in order to calculate such executive’s earned award. The amount of earned award payable after this adjustment then will be pro-rated for the portion of the year elapsed prior to the date of the Exit Transaction. In no event will the earned award payable to an executive after the end of the year be less than the earned award calculated under this paragraph.

To be entitled to receive payment of an award earned under the 2014 Plan, the executive must remain actively employed by the Company (or an affiliate) through the earlier to occur of an Exit Transaction or the end of the year. However, an executive whose employment terminates due to death or disability or whose employment is terminated by the Company without Cause (as defined in the 2014 Plan) after May 15, 2014, will be entitled to payment of an award upon an Exit Transaction, based on the level of Adjusted EBITDA achieved, pro-rated for the portion of the year elapsed prior to the date of the executive’s employment termination.

Earned awards will be paid in cash, less any required federal, state, or local income and employment taxes, after the end of the year, but no later than March 15, 2015.

Exit Award Plan

The Board previously adopted The Cosmopolitan of Las Vegas Management Exit Award Plan (the “Exit Award Plan”) and made awards to eligible executives under the Exit Award Plan. On May 15, 2014, the Board adopted and approved certain revisions to the awards previously made to eligible executives, including the addition of floor amounts for certain exit awards and an increase in the portion of the sale proceeds that will be placed in the exit pool. Following the revision, the current floor amounts are $3,000,000 for Mr. Unwin, $500,000 each for Messrs. Eidell and McCartney, $400,000 for Ms. Marchese and $250,000 for Mr. Pearl. Exit awards are only payable in the event of an Exit Transaction (as defined in the Exit Award Plan).

The Board also approved an additional “Performance Enhancement Amount” (described below), under the Exit Award Plan to Messrs. Unwin, Eidell, McCartney and Pearl, and Ms. Marchese. On the date of an Exit Transaction, if the Company is on-track to meet (or has met) its budgeted EBITDA for 2014 (as established by the Board), a Performance Enhancement Amount will be payable to each eligible executive equal to his or her Exit Award, multiplied by 25%. If the Company has not met and is not on-track to meet its budgeted EBITDA for 2014 on the date of an Exit Transaction, no Performance Enhancement Amount will be payable to any executive. The Performance Enhancement Amount, if any, will payable at the same time and under the same terms and conditions as the exit award, provided that the eligible executive remains continuously employed by the Company until the Exit Transaction.

Item 6. Exhibits

Exhibit

10.1*†	The Cosmopolitan of Las Vegas 2014 Annual Incentive Plan

10.2*†	First Amendment of The Cosmopolitan of Las Vegas Management Incentive Award Plan

10.3**†	The Cosmopolitan of Las Vegas Management Exit Award Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 15, 2014 formatted in Extensible Business Reporting Language (XBRL):

i.       the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013;

ii.      the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013;

iii.    the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013; and

iv.     the notes to condensed consolidated financial statements.

*	Filed herewith.
**	Previously filed.
***	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liabilities under these sections..
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC Registrant

/s/ JOHN UNWIN
John Unwin
Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2014

/S/ RONALD G. EIDELL
Ronald G. Eidell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2014