Form 10-Q
period 2014-09-30
Nevada Property 1 LLC
filed 2014-11-07
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The Registrant’s Class A and Class B membership interests are not publicly traded. As of November 7, 2014 Nevada Voteco LLC owns all of the 100 Class A voting membership interests and Nevada Mezz 1 LLC owns all of the 100 Class B non-voting membership interests of the Registrant.

NEVADA PROPERTY 1 LLC

Part I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash held with Deutsche Bank	$23,596	$32,867
Cash held with third parties and on hand	69,127	25,793

Total cash and cash equivalents	92,723	58,660
Accounts receivable, net	53,590	53,564
Due from affiliate	26,905	56,413
Inventories	13,352	14,575
Deferred income taxes	10,823	11,614
Restricted cash	600	656
Prepaid expenses and other assets	18,073	25,619

Total current assets	216,066	221,101
Property and equipment, net	2,745,659	2,854,990
Intangible asset, net	8,704	9,956
Deferred income taxes	80,558	83,354
Other assets	35,112	35,421

Total assets	$3,086,099	$3,204,822

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$17,744	$14,403
Interest payable to affiliate	9,472	9,859
Accrued and other liabilities	91,337	83,046

Total current liabilities	118,553	107,308
Accounts payable — construction	237	5,883
Accounts payable — retention	—	4,059
Accrued and other liabilities — construction	1,569	7,792
Loan payable to affiliate	3,428,094	3,499,917
Other liabilities	4,394	4,982

Total liabilities	3,552,847	3,629,941
Commitments and contingencies (Note 11)
Members’ deficit	(466,748)	(425,119)

Total liabilities and members’ deficit	$3,086,099	$3,204,822

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Casino	$55,567	$44,374	$156,067	$115,895
Hotel	80,346	66,902	236,886	201,900
Food and beverage	83,480	81,312	264,159	246,038
Entertainment, retail and other	12,200	8,816	30,784	25,647

Gross revenues	231,593	201,404	687,896	589,480
Less — promotional allowances	(42,630)	(31,310)	(115,957)	(88,677)

Net revenues	188,963	170,094	571,939	500,803

Operating expenses:
Casino	34,145	28,582	96,644	83,973
Hotel	8,602	9,921	27,151	30,279
Food and beverage	54,599	54,567	174,102	162,520
Entertainment, retail and other	11,424	8,203	29,826	22,263
Sales and marketing	12,620	11,445	50,102	49,383
General and administrative	27,620	29,568	79,278	80,466
Corporate	12,787	3,193	24,563	13,856
Pre-opening	—	1,727	—	2,172
Loss on disposal of assets	2	79	117	85
Asset impairment	—	—	1,506	—
Depreciation and amortization	41,674	42,759	125,616	132,806

Total operating expenses	203,473	190,044	608,905	577,803

Operating loss	(14,510)	(19,950)	(36,966)	(77,000)

Other income (expense):
Net settlement and default income	—	—	245	217
Interest and other income	8	11	38	28
Interest expense due to affiliate, net of amounts capitalized	(9,187)	(9,903)	(28,251)	(30,197)

Total other income (expense)	(9,179)	(9,892)	(27,968)	(29,952)

Loss before income taxes	(23,689)	(29,842)	(64,934)	(106,952)
Income tax benefit	8,340	10,437	23,305	37,608

Net loss	$(15,349)	$(19,405)	$(41,629)	$(69,344)

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(41,629)	$(69,344)
Deferred income taxes	(23,318)	(37,608)
Depreciation and amortization	125,616	132,806
Asset impairment	1,506	—
Loss on disposal of assets	117	85
Changes in operating assets and liabilities:
Accounts receivable, net	(26)	11,742
Due from affiliate	56,413	83,105
Inventories	1,223	(1,494)
Prepaid expenses and other assets	7,583	6,802
Accounts payable	3,341	2,822
Accrued and other liabilities	7,975	(297)
Interest payable to affiliate	(387)	(926)
Restricted cash	56	444

Net cash provided by operating activities	138,470	128,137

Cash flows from investing activities:
Ordinary capital expenditures	(14,676)	(12,234)
Capital expenditures from major developments and for construction projects	(17,908)	(37,206)

Net cash used in investing activities	(32,584)	(49,440)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	9,777	37,627
Principal payments under loan payable to affiliate	(81,600)	(98,105)

Net cash used in financing activities	(71,823)	(60,478)

Net increase in cash and cash equivalents	34,063	18,219
Cash and cash equivalents at beginning of period	58,660	48,811

Cash and cash equivalents at end of period	$92,723	$67,030

Supplemental disclosure of cash flow information:
Cash paid for interest due to affiliate, net of interest capitalized	$28,839	$31,123

Non-cash investing activities:
Change in accrued additions to construction in progress	$(15,928)	$8,512

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

On May 15, 2014, we reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) that Nevada Mezz, Deutsche Bank AG (“Deutsche Bank”) and the Company had entered into a Purchase Agreement (the “Purchase Agreement”) with BRE Spade Mezz 1 LLC, an affiliate of Blackstone Real Estate Partners VII L.P., for the sale of all of the Company’s Class B non-voting membership interests held by Nevada Mezz. The Purchase Agreement also provides for the transfer to BRE Spade Voteco LLC, a newly-formed affiliate of Blackstone Real Estate Partners VII L.P., of all of the Company’s Class A voting membership interests held by Nevada Voteco (together with the sale of Class B interests, the “Company Sale”). BRE Spade Mezz 1 LLC and BRE Spade Voteco LLC are collectively referred to as the “Purchaser” in this Quarterly Report on Form 10-Q.

Subject to potential net working capital adjustments as defined in the Purchase Agreement, the all cash consideration for the membership interests totaled approximately $1.73 billion. The Purchase Agreement was unanimously approved by the Company’s Board of Directors.

The consummation of the Company Sale is subject to the receipt of certain regulatory approvals, along with other customary closing conditions.

The Company currently maintains a $3.9 billion credit facility (the “Credit Facility”) with the Deutsche Bank AG Cayman Islands Branch (“DBCI”), a branch of Deutsche Bank AG, as well as other related party agreements for member expense reimbursements, among other things. See Note 9 — Loan Payable and Interest Payable to Affiliate and Note 10 — Related Party Transactions for further discussion concerning termination, discharge and release of the Company’s obligations related to the Credit Facility and the intra-group arrangements upon successful completion of the Company Sale.

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

The Company’s operations, which includes hotel, casino, food and beverage, retail, spa and entertainment and other related operations, are conducted entirely at the Property. Given the integrated nature of these operations, the Company is considered to have one operating segment.

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

2. Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Principles

The unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Although we believe the disclosures made are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules or regulations. In management’s opinion, all adjustments and normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made. The unaudited results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year. The December 31, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 21, 2014.

The Company is an indirect wholly-owned subsidiary of Deutsche Bank. In the normal course of business, the Company’s operations may include significant transactions conducted with Deutsche Bank or affiliated entities of Deutsche Bank.

Restricted Cash

Restricted cash consists primarily of tokes (tips) earned by our CoStars (the Company identifies its staff as “CoStars”) in the Company’s slot and table games departments and condominium sales deposits plus earned interest that are held in interest bearing escrow accounts. The restricted cash balance at September 30, 2014 is comprised of $0.0 million of advance condominium deposits and $0.6 million of tokes. At December 31, 2013, the restricted cash balance is comprised of $0.3 million of advance condominium deposits and $0.4 million of tokes.

Inventories

Inventories consist of retail merchandise, food and beverage items which are stated at the lower of cost or market value. Cost is determined by the weighted average identification method.

Intangibles

The Company’s finite-lived intangible asset consists of the cost of a property easement right which is amortized using the straight-line method, which approximates the effective interest method, over the life of the easement right of nine years.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and the Identity Membership Program (“Identity”), our customer guest reward program, estimated cash flows in assessing the recoverability of long-lived assets and asset impairments, and contingencies and litigation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

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

Reclassifications

For the three and nine months ended September 30, 2013, we have reclassified certain revenues and operating expenses on the Company’s consolidated statement of operations to conform to current period presentations. These reclassifications had no effect on the previously reported operating loss or net loss.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). ASU No. 2014-15 requires management to provide an interim and annual assessment concerning an entity’s ability to continue as a going concern, and also requires disclosures under certain circumstances. ASU No. 2014-15 is effective for fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. It is currently management’s intent to adopt this accounting pronouncement upon the effective date.

No other new accounting pronouncements issued or effective during 2014 or 2013 have had or are expected to have a material impact on the Company’s financial position or results of operations.

3. Income Taxes

For the three months ended September 30, 2014 and 2013, the effective income tax rates were (35.2%) and (35.0%) for each of the respective periods. For the nine months ended September 30, 2014 and 2013, the effective income tax rates were (35.9%) and (35.2%) for each respective period.

Due to the September 2014 opening of a Canadian satellite office, the Company is now subject to income tax filing requirements in Canada. As such, the Company’s tax jurisdictions are the United States and Canada. Effective January 1, 2012, pursuant to broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (the “U.S. Consolidated Group”) owned by a subsidiary of Deutsche Bank. As a result, the Company joined the U.S. Consolidated Group after having been a separate taxpayer in 2011.

During the quarter ended June 30, 2013, the IRS notified the Company that its 2011 federal income tax return was selected for examination. As of September 30, 2014, the IRS has not commenced an audit on the aforementioned tax year period nor have we received any additional correspondence regarding the matter. The Company believes that it has no uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2014, there were no accrued penalties and/or interest.

4. Accounts Receivable, Net

Net accounts receivable consist of the following:

	September 30, 2014	December 31, 2013
(In thousands)	(Unaudited)
Casino	$34,053	$29,279
Hotel	19,294	19,104
Other	7,311	10,335

	60,658	58,718
Less: allowance for doubtful accounts	(7,068)	(5,154)

	$53,590	$53,564

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing. The Company issues credit to approved casino customers following investigations of creditworthiness. The allowance for doubtful accounts is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2014	December 31, 2013
(In thousands)	(Unaudited)
Prepaid expenses	$12,218	$20,604
Other assets	5,855	5,015

	$18,073	$25,619

Prepaid expenses as of September 30, 2014 and December 31, 2013 consist primarily of expenses relating to insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other assets as of September 30, 2014 and December 31, 2013 consist primarily of imprest funds relating to our partner restaurants and security deposits.

6. Property and Equipment, Net

Net property and equipment are stated at the lower of cost or fair value and consist of the following:

	September 30, 2014	December 31, 2013
(In thousands)	(Unaudited)
Land	$110,454	$110,454
Buildings and buildings and land improvements	2,744,404	2,743,416
Furniture, fixtures and equipment	501,873	493,221
Construction in progress	12,075	6,652
Less: accumulated depreciation	(623,147)	(498,753)

	$2,745,659	$2,854,990

Depreciation expense of $41.3 million and $42.3 million was incurred during the three months ended September 30, 2014 and 2013, respectively, and $124.4 million and $131.6 million was incurred during the nine months ended September 30, 2014 and 2013, respectively.

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. Interest of $0.3 million and $0.1 million was capitalized for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, interest of $0.3 million and $0.1 million, respectively, was capitalized.

In July 2014, the Company announced the closure of the Vegas Nocturne live entertainment performance show at Rose. Rabbit. Lie. As a result, the Company determined that certain long-lived assets related specifically to the show may be impaired. Accordingly, the Company estimated the undiscounted future cash flows to be generated from the identified long-lived assets over their remaining useful life to continue to be negative, resulting in a $1.5 million write-down of the identified assets, which was reported as an asset impairment in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2014 and the nine months ended September 30, 2014. No potential impairment charges were identified or recorded by the Company during the prior year periods or for the three months ended September 30, 2014.

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

The Company is exposed on a first dollar loss basis for claims filed under either the workers compensation or general liability portions of the OCIP. The Company retains the first $250,000 of the builders’ risk of loss, and $500,000 of each general liability, employer’s liability, and workers’ compensation claims. Claims that exceed the maximum loss amount of $500,000 per claim are covered by a traditional insurance program. The loss payout account receives interest at a rate based on the terms of the policy. The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The completed operations and professional liability claims period remains open for ten years following the completion of the Property in compliance with Nevada regulations. For insurance coverage purposes, the project completion date was established as December 1, 2010. Workers’ compensation claims remain open until all claims are settled or benefits paid. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account of $19.3 million at September 30, 2014 is sufficient to pay all existing and expected future claims related to the Property.

8. Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	September 30, 2014	December 31, 2013
(In thousands)	(Unaudited)
Accrued accounts payable	$13,537	$12,846
Accrued payroll costs	29,994	21,566
Deposits — patrons	3,232	5,098
Advance deposits	14,199	12,896
Chip liability	2,717	5,767
Taxes payable	10,762	7,147
Other liabilities	16,896	17,726

	$91,337	$83,046

During the three and nine months ended September 30, 2014, the Company recognized $7.6 million and $12.7 million, respectively, in expense related to The Cosmopolitan of Las Vegas Incentive Award Plan, The Cosmopolitan of Las Vegas Management Exit Award Plan and The Cosmopolitan of Las Vegas Retention Bonus Plan associated with the signing of the Purchase Agreement. These amounts were included within corporate operating expenses on the condensed consolidated statements of operations. Additional amounts of up to $5.6 million could be payable under the agreements upon closing of the Company Sale.

9. Loan Payable and Interest Payable to Affiliate

The Company maintains a $3.9 billion credit facility which includes a $1.6 billion committed line of credit with DBCI. DBCI has no obligation to provide the Company with additional funding beyond the Credit Facility. The current expiration of the Credit Facility is December 2015. Borrowings carry an interest rate of LIBOR plus a margin of 85 basis points (0.85%). Interest on the loan is payable in arrears and is due and payable on the first business day of each quarter. The Credit Facility does not include any financial covenants.

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

The total amount of the loan payable to affiliate at September 30, 2014 and December 31, 2013 is $3.4 billion and $3.5 billion, respectively. Additionally, at September 30, 2014 and December 31, 2013, the Company has an interest payable to affiliate of $9.5 million and $9.9 million, respectively, with a September 30, 2014 interest rate of 1.1% and, for the nine months ended September 30, 2014, a weighted average interest rate of approximately 1.1%.

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

10. Related Party Transactions

The Company is involved in significant financing and other transactions with certain of its affiliates and Deutsche Bank. The following table sets forth amounts held with, receivable from and payable to affiliates and Deutsche Bank:

	September 30, 2014	December 31, 2013
(In thousands)	(Unaudited)
Cash held with Deutsche Bank	$23,596	$32,867
Due from affiliate	26,905	56,413
Loan payable to affiliate	3,428,094	3,499,917
Interest payable to affiliate	9,472	9,859

Prior to January 1, 2014, Deutsche Bank provided certain administrative and other support services to the Company, including accounting, development management, procurement logistics, and legal. The Company was charged $0.1 million during each of the respective three and nine months ended September 30, 2013.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Nevada Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented. On behalf of Nevada Voteco, the Company paid $0.2 million during each of the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.7 million during the nine months ended September 30, 2014 and 2013, respectively.

The Purchase Agreement provides that on or prior to the closing of the Company Sale, Deutsche Bank or its applicable affiliate will release and terminate all intercompany agreements and all accounts receivable and all accounts payable in connection with the Purchase Agreement, at no cost to the Purchaser or the Company or its subsidiaries.

Effective January 1, 2012, pursuant to a broader tax reorganization, the Company became part of a U.S. Consolidated Group owned by a subsidiary of Deutsche Bank. As of September 30, 2014 and December 31, 2013, the Company had a current tax-effected net operating loss of $26.9 million and $56.4 million, respectively, which will be utilized by the U.S. Consolidated Group, and which is presented as a component of the receivable from affiliate in the accompanying condensed consolidated balance sheets. During the three months ended June 30, 2014, the Company was reimbursed $56.4 million for the utilization of its net operating losses in prior periods by the U.S. Consolidated Group.

In addition, the Company generated $23.7 million ($8.3 million, tax-effected) of net operating losses in the three months ended September 30, 2014 which are presented as a component of due from affiliate in the accompanying condensed consolidated balance sheet. The Company generated $29.8 million ($10.4 million, tax-effected) of net operating losses in the three months ended September 30, 2013. For the respective nine months ended September 30, 2014 and 2013, the Company generated $64.9 million ($23.3 million, tax-effected) and $107.0 million ($37.6 million, tax-effected) of net operating losses.

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

Class Action Suits

a. Wage and Hour

During late 2012, the Company was put on notice and/or served with two separate purported class action lawsuits related to alleged unpaid compensation for time incurred by CoStars’ while on Property for donning and doffing of the CoStars’ required uniform, alleged improper rounding of time for hours worked and various other claims related to alleged unpaid compensation. One of the purported wage and hour class action lawsuits is pending in the Eighth Judicial District Court for Clark County, Nevada (“Nevada State Court”), and one is pending in the U.S. District Court for the District of Nevada. The discovery period as to liability has closed in both cases.

In 2014, the plaintiffs’ in the Nevada State Court action filed a motion to certify all proposed classes. Additionally, in June 2014, the plaintiffs’ filed various liens against the Property. The Company has opposed the motion to certify all classes and filed motions for summary judgment and dismissal. In September 2014, the Nevada State Court ordered the plaintiffs’ liens to be expunged. No decisions on the dispositive motions have been issued.

With respect to the U.S. District Court for the District of Nevada actions, during 2014, the Company filed a motion to decertify the one conditionally certified class and for summary judgment and dismissal. Plaintiff filed a motion to certify all classes of employees under the federal rules. All of these motions remain pending at this time.

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

b. Alleged Unlawful Taping/Recording

A purported class action lawsuit was filed during the quarterly period ended September 30, 2012 in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. On August 31, 2012, the Company moved the case to U.S. District Court for the Southern District of California. Subsequently, the Company filed a motion to dismiss, or in the alternative, to strike the class allegations. On July 15, 2013, the U.S. District Court for the Southern District of California issued an order denying these motions.

Significant discovery has commenced and depositions have occurred, but no motions to certify a class or subclasses have been filed. All discovery that relates to class certification issues must be completed by January 2015 and the plaintiff must file a motion for class certification by March 2015. The Company will file its opposition to any motion for class certification by April 2015. The U.S. District Court for the Southern District of California will set a pretrial schedule after its ruling on the class certification motion.

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

Commitments and Other Legal Proceedings

a. Property General Contractor and Other Purchase Obligations

During 2012, the Company engaged Penta Building Group (“Penta”) to act as the general contractor for certain Property projects. Penta operates under a guaranteed maximum price (“GMP”) contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. At September 30, 2014 and December 31, 2013, the respective remaining amounts expected to be paid to Penta under the GMP and approved change orders total $0.0 million and $9.5 million.

As of September 30, 2014 and December 31, 2013, the Company had total construction commitments of $1.8 million and $17.7 million, respectively.

Within the Company’s credit line of $3.9 billion from DBCI is a revolving line of credit of $20.0 million reserved for purposes of issuing standby letters of credit. At September 30, 2014, the Company maintained two standby letters of credit totaling $2.6 million pursuant to agreements related to insurance and an administrative office lease. There were no outstanding borrowings against these standby letters of credit as of September 30, 2014.

Subsequent to September 30, 2014, the $2.2 million standby letter of credit relating to insurance services was cancelled.

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

On or about March 3, 2014, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned Donald Okada v. Nevada Property 1 LLC, et al., alleging, among other things, that former class action settlements entered into by the Company with buyers of condominium hotel units in the project were fraudulently induced thus permitting the plaintiff to recover the full earnest money deposit and related attorney fees. During July 2014, the complaint against the Company was dismissed without prejudice and the plaintiff was granted leave to file an amended complaint. On or about July 21, 2014, the plaintiff filed an amended complaint in the U.S. District Court for the Central District of California. Subsequently, the U.S. District Court for the Central District of California granted the Company’s motion to transfer venue of the case to the U.S. District Court for the District of Nevada. In October 2014, the Company submitted a motion in the case to compel the matter to binding arbitration.

With respect to the Mastej Unit, on or about April 1, 2014, a Notice of Appeal was filed with the Nevada Supreme Court regarding the grant of the Company’s motion to confirm and enforce the arbitration award. That matter is in the earliest stages of proceedings.

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

On or about August 28, 2014, the Company filed an answer and counterclaim against Spiegelworld in the District Court of Clark County, Nevada, alleging, among other things, causes of action for breach of contract, fraud, breach of fiduciary duties and injunctive relief.

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

At and for the nine months ended September 30, 2014, Nevada Voteco holds 100% of the Company’s Class A membership interests and Nevada Mezz holds 100% of the Company’s Class B membership interests.

See Note 1 — Organization and Description of the Business — Company Overview — Sale or Transfer of Members’ Equity Interests for a discussion concerning the Company Sale.

Disclosure Pursuant to Section 13(r) of the Exchange Act [Pending Deutsche Bank update]

Section 13(r) of the Exchange Act requires a public reporting issuer to disclose in its reports whether it or any of its affiliates has knowingly engaged in specified activities relating to Iran. The Company itself has nothing to report. However, Deutsche Bank AG may be viewed as our affiliate. Deutsche Bank AG has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the quarter ended September 30, 2014. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions was conducted by the Company.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, four of which remained outstanding as of September 30, 2014, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC) and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During the third quarter of 2014, approximately € 100 was paid into the escrow account. We, in our role as agent, distributed to the participants in the banking consortia € 1 million including portions attributable to us totaling approximately € 0.25 million.

We generated revenues in the third quarter of 2014 of approximately € 0.6 million in respect of these financing arrangements, of which approximately € 0.5 million consisted of escrow account revenues, € 27,000 consisted of loan interest revenues and € 9,000 consisted of fee revenues. The net profits were less than these amounts.

As of September 30, 2014, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

Our portion of the remaining loan facilities amounted to approximately € 29 million as of September 30, 2014. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-

related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.6 million are still outstanding as of September 30, 2014. The gross revenues from this business were approximately € 11,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 11.1 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 27,000 and the net profit we derived from these activities was less than this amount. The amount of legacy guarantees is higher than the amount reported in the last quarter (which was € 9.0 million) because a recent analysis identified additional legacy guarantees, dating from or before 2007, with regard to this Syrian bank booked in one of the Bank’s (non-German) European locations. We intend to exit these guarantee arrangements as soon as possible.

Payments Received. We received less than 30 payments adding up to approximately € 5.2 million in favor of non-Iranian clients in Germany, Belgium and the Netherlands, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 7,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to accept such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany. Several Iranian banks, including Bank Melli Iran, Bank Saderat and Europäisch-Iranische Handelsbank, have branches or offices in Germany, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany, when these branches or offices need to make payments in Germany to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank accepts fund transfers from these Iranian banks and disburses them to the applicable (mainly German) payees, some of whom hold accounts with us. In the third quarter of 2014, we received approximately €1 million in such disbursements in approximately 200 transactions via the German Bundesbank in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 1,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to accept such transactions in the future.

Maintaining of Accounts for Iranian Consulates and Embassies. In the third quarter of 2014, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM) terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 12 million in the third quarter of 2014, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 14,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Relationships with Corporate Clients. We maintain a business relationship with one corporate client registered in Germany who was sanctioned by the US in the first quarter of 2014 pursuant to Executive Order 13382. We did not terminate this relationship but imposed several restrictive measures to mitigate the relevant risks. In the third quarter of 2014 the revenues derived from this relationship were less than € 4,000 and the net profits were less than this amount. On October 16, 2014, the client’s name was removed from the U.S. Office of Foreign Asset Control’s Specially Designated Nationals List.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to: continuing recessionary economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry; changes in the competitive environment in our industry; the seasonal nature of the hotel, resort and casino industry; the capital intensive nature of the Las Vegas hotel, resort and casino industry; costs associated with compliance with extensive regulatory requirements; diminishing value of our name, image and brand; maintaining the integrity of customer information; the loss of key members of our senior management; dependence on various third-party operators to provide key amenities; the outcome of pending or future legal proceedings; cyber security risk; our ability to collect gaming receivables from our credit players; and the other risks discussed in the sections entitled “Item 1A — Risk Factors” in our Annual Report on Form 10-K which was filed with the SEC on March 21, 2014 and in “Part II — Other Information — Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the forward-looking information set forth in this report is a discussion of the Purchase Agreement that we recently entered into. Risks, uncertainties and assumptions related to the Purchase Agreement include, but are not limited to: (1) the risk that the Company Sale may not close, (2) risks relating to the announcement of the transaction and (3) the risk of the effect of other strategic alternatives that may be pursued by Deutsche Bank if the Company Sale is not completed. We undertake no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

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

The Casino

The approximately 110,000 square feet casino features the latest in gaming technology offered in a modern, energetic atmosphere. At September 30, 2014, the casino floor included 1,359 slot machines and 123 table games, with immediate guest access from each of the East and West Towers and is accessible just steps from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, a three-story feature attraction using an innovative light and music display, as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate areas for high limit table games and slots, centrally located but distinct from the main gaming floor, catering specifically to our higher limit clientele.

The Hotel

As of the Phase I opening on December 15, 2010, the 50-story East and 52-story West Towers comprised 1,998 hotel and condominium hotel style rooms ranging in size from 730 square feet to over 5,400 square feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck. The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment systems, wireless internet and a custom in-room bar. The condominium hotel style rooms offer expansive terraces with dazzling views of the Strip. Subsequent to the completion of Phase I, completion of Phase II resulted in additional hotel and condominium hotel style units located in the West Tower, bringing the total rooms available to approximately 2,960.

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

Event Center

On December 29, 2013, we opened The Chelsea, our 65,000 square feet, approximately 3,000-seat multi-use event center. This performance space and group venue is intended to encourage companies to book entertainment offerings, larger conventions, as well as product launches and other branding events.

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

	Three Months Ended September 30,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Net revenues	$188,963	$170,094	$18,869	11.1%
Operating expenses	203,473	190,044	13,429	7.1%
Operating loss	(14,510)	(19,950)	(5,440)	(27.3%)
Other income (expense)	(9,179)	(9,892)	713	7.2%
Loss before income taxes	(23,689)	(29,842)	(6,153)	(20.6%)
Income tax benefit	8,340	10,437	(2,097)	(20.1%)
Net loss	(15,349)	(19,405)	(4,056)	(20.9%)

	Nine Months Ended September 30,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Net revenues	$571,939	$500,803	$71,136	14.2%
Operating expenses	608,905	577,803	31,102	5.4%
Operating loss	(36,966)	(77,000)	(40,034)	(52.0%)
Other income (expense)	(27,968)	(29,952)	1,984	6.6%
Loss before income taxes	(64,934)	(106,952)	(42,018)	(39.3%)
Income tax benefit	23,305	37,608	(14,303)	38.0%
Net loss	(41,629)	(69,344)	(27,715)	(40.0%)

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

As compared to the three months ended September 30, 2013, our gross and net revenues for the three months ended September 30, 2014 increased by 15.0% and 11.1%, respectively, representing incremental gross and net revenue dollar increases of $30.2 million and $18.9 million, respectively.

Our revenues for the applicable periods were as follows:

	Three Months Ended September 30,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Revenues:
Casino	$55,567	$44,374	$11,193	25.2%
Hotel	80,346	66,902	13,444	20.1%
Food and beverage	83,480	81,312	2,168	2.7%
Entertainment, retail and other	12,200	8,816	3,384	38.4%

Gross revenues	231,593	201,404	30,189	15.0%
Less — promotional allowances	(42,630)	(31,310)	(11,320)	36.2%

Net revenues	$188,963	$170,094	$18,869	11.1%

Our casino revenues consist of table games and slots. For the comparable 2014 and 2013 reporting periods, our casino revenues increased by 25.2% as compared to the three months ended September 30, 2013. The table games hold percentage for the three months ended September 30, 2014 was 16.9% (our expected range is 10.0% to 14.0%), an increase from 16.1% for the three months ended September 30, 2013. Our focus continues to be on supplementing the level of table game play at the Property, from both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity Membership Program (“Identity”), building our database of slot customers, expanding our alliance program and continuing to introduce a variety of slot promotions including the Million Dollar Slot Series tournaments which began during July 2014.

For the three months ended September 30, 2014, hotel revenues grew 20.1% compared to the third quarter of 2013. ADR and occupancy for the three months ended September 30, 2014 were $306 and 96.3%, respectively, generating REVPAR of $294. ADR and occupancy for the three months ended September 30, 2013 were $268 and 91.5%, respectively, generating REVPAR of $245. The increase in ADR and REVPAR when compared to the same 2013 period primarily reflects the direct and indirect effects of strong demand in the group and convention categories. We also experienced growth in free independent travelers. Lastly, the January 1, 2013 resort fee implementation continues to positively contribute to hotel revenues as our group business grows. The 2014 higher occupancy levels primarily reflect increased room bookings from Identity patrons, as well as continuing growth in our group room nights associated with the late-December 2013 opening of The Chelsea.

Food and beverage revenues for the three months ended September 30, 2014 increased $2.2 million or 2.7%, when compared to the same period in 2013. Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, as well as the third-party operated food and beverage outlets which are wholly-owned by the Company. We continue to experience food and beverage revenue growth from the Company-operated and third-party operated dining establishments due to (i) strong growth in our group and convention business which directly contributes to higher revenues generated from banquet and buffet services; (ii) the high volume of customers visiting our restaurants; (iii) the increased number of customers visiting and or staying at our Property; and, (iv) the late-December 2013 opening of Rose. Rabbit. Lie., a 23,000 square feet social club representing an innovative combination of restaurant, bar, club and live entertainment.

Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, group cancellations fees, and other miscellaneous activities. Entertainment, retail and other revenues for the three months ended September 30, 2014 and 2013 were $12.2 million and $8.8 million, respectively, representing an increase of $3.4 million or 38.4%. The quarter-over-quarter increase in entertainment, retail and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees. As previously announced, we completed the build-out and opened our planned 65,000 square feet, approximately 3,000-seat multi-use event center, The Chelsea during late-December 2013.

Revenues for the 2014 and 2013 operating quarterly periods include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or complimentaries (“comps”) are deducted from revenues. While quarter-over-quarter gross revenues increased by 15.0% for the 2014 and 2013 operating periods, promotional allowances as a percentage of gross revenues, increased from 15.5% to 18.4% between the respective quarterly periods. We believe the level of promotional allowances or comps incurred for the respective 2014 and 2013 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. For the three months ended September 30, 2014, this increase is also due to targeted direct marketing efforts which resulted in higher casino player room comps. We expect this level of promotional allowance or comps expense to vary period-over-period.

Operating Expenses

Our operating expenses increased 7.1%, notably below the 15.0% increase in our gross revenues, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in overall operating expenses is partially reflective of (i) the growth in gross revenues for the three months ended September 30, 2014 over the comparable 2013 period; as well as, (ii) an increase in corporate operating expenses for certain incentive and retention plan amounts related to the Company Sale. Our ongoing efforts are focused on restraining the growth, and in some cases, reducing department operating expenses, resulting in higher operating margins.

	Three Months Ended September 30,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Operating expenses:
Casino	$34,145	$28,582	$5,563	19.5%
Hotel	8,602	9,921	(1,319)	(13.3%)
Food and beverage	54,599	54,567	32	0.1%
Entertainment, retail and other	11,424	8,203	3,221	39.3%
Sales and marketing	12,620	11,445	1,175	10.3%
General and administrative	27,620	29,568	(1,948)	(6.6%)
Corporate	12,787	3,193	9,594	N/A
Pre-opening	—	1,727	(1,727)	N/A
Loss on disposal of assets	2	79	(77)	(97.5%)
Asset impairment	—	—	—	N/A
Depreciation and amortization	41,674	42,759	(1,085)	(2.5%)

Total operating expenses	$203,473	$190,044	$13,429	7.1%

Departmental Operating Expenses

Departmental operating expenses include operations associated with casino, hotel, food and beverage, entertainment, retail and other. During the three months ended September 30, 2014, departmental expenses cumulatively increased by $7.5 million or 7.4% over the respective 2013 period. In general, the increase in departmental operating expenses reflects higher incremental expenses generated from our period-over-period revenue growth, e.g., casino player comps, departmental labor and hotel linen replacement.

The increase in casino operating expenses for the 2014 quarterly reporting period primarily reflects higher room occupancies and other operating departmental usage by our Identity members, food and beverage and other costs associated with comps offered to our customers, as well as higher commissions for independent representatives generated from the Property’s expanded domestic and international host program.

In general for prior periods, hotel operating costs have trended as a function of the occupancy level and related servicing of our rooms. However, in comparing the three months ended September 30, 2013 to the three months ended September 30, 2014, hotel operating expenses decreased by $1.3 million. Additionally, for the three months ended September 30, 2014 the occupancy levels increased to 96.3% from the respective 2013 occupancy level of 91.5%. This is primarily reflective of higher volume of room occupancy by our Identity members with these related costs included as a charge to the casino operating expenses which contributed to the decrease in hotel operating expenses.

Food and beverage operating expenses for the three months ended September 30, 2014 remained flat with the respective 2013 period, reflecting management’s efforts to control costs despite the revenue increases.

The $3.2 million increase in 2014 quarterly period’s operating expenses within our entertainment, retail and other departments primarily reflects the inclusion in 2014 of our multi-use event center, The Chelsea, and our expanded entertainment calendar. Costs may fluctuate between periods as a result of the number of shows and the underlying cost for each show. The third quarter of 2014 reflects more shows than the comparable prior year quarter, driving the expense increase. Entertainment is a key component of the overall marketing and position strategy of the Property, and is an important driver of visitation to the Property.

Sales and Marketing, General and Administrative and Corporate Expenses

For the comparative 2014 to 2013 periods, the $1.2 million increase in sales and marketing primarily reflects differences in the period-to-period timing for the placement of our advertising and comparative spending levels. Marketing and advertising spending enhances our strong brand identity, helping to drive traffic to our Property.

General and administrative expenses for the 2014 quarterly period, as compared to the same period in 2013, decreased by $1.9 million or 6.6%, reflecting our continuing efforts to control expenses. General and administrative expenses include salaries, property taxes and insurance.

Corporate expenses, which generally include corporate salaries and legal expenses, increased by $9.6 million for the three months ended September 30, 2014 as compared to the same 2013 period. In the quarter ended September 30, 2014, the Company recognized approximately $7.6 million in expense related to The Cosmopolitan of Las Vegas Incentive Award Plan, The Cosmopolitan of Las Vegas Management Exit Award Plan and The Cosmopolitan of Las Vegas Retention Bonus Plan associated with the signing of the Purchase Agreement, as noted earlier. Additional amounts of up to $5.6 million could be payable under the agreements upon closing of the Company Sale, and are expected to be accrued in the fourth quarter, 2014.

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

No pre-opening expenses were incurred during the three months ended September 30, 2014. Pre-opening expenses of $1.7 million for the three months ended September 30, 2013 reflect such costs related to The Chelsea and Rose. Rabbit. Lie., which both opened in late-December 2013.

Depreciation and Amortization Expenses

Depreciation and amortization charges were $41.7 million for the three months ended September 30, 2014 and $42.8 million for the comparable 2013 quarterly period. For the three months ended September 30, 2014, the decrease in depreciation expense reflected the placing into service of the capital assets associated with The Chelsea and Rose. Rabbit. Lie., offset by the effect of fully depreciating various non-idle capital assets during 2013.

Other Income (Expense)

Other income and expense for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Other income (expense):
Interest and other income	8	11	(3)	(26.1%)
Interest expense due to affiliate, net of amounts capitalized	(9,187)	(9,903)	716	7.2%

Total other income (expense)	$(9,179)	$(9,892)	$713	7.2%

Interest Expense Due to Affiliate, Net of Amounts Capitalized

The Company had weighted average borrowings of $3.5 billion for each of the respective quarterly periods ended September 30, 2014 and 2013. At September 30, 2014 and 2013, the stated interest rates for these respective periods were each approximately 1.1%.

Income Taxes

For the quarters ended September 30, 2014 and 2013, our income tax benefit was $8.3 million and $10.4 million, respectively. Effective January 1, 2012, pursuant to a broader tax reorganization, the Company is part of a Corporate Consolidated Tax Group (the “U.S. Consolidated Group”) owned by a subsidiary of Deutsche Bank. The U.S. Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s net operating losses and realize the Company’s deferred tax assets.

Our effective income tax rates of (35.2%) and (35.0%) for each of the respective three months ended September 30, 2014 and 2013, includes the statutory tax rate benefit for being a party to the U.S. Consolidated Group tax sharing agreement.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Gross revenues for the nine months ended September 30, 2014 increased $98.4 million or 16.7%, when compared to the same period in 2013. For the comparable nine month periods, net revenues increased $71.1 million or 14.2%. Our revenues for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Revenues:
Casino	$156,067	$115,895	$40,172	34.7%
Hotel	236,886	201,900	34,986	17.3%
Food and beverage	264,159	246,038	18,121	7.4%
Entertainment, retail and other	30,784	25,647	5,137	20.0%

Gross revenues	687,896	589,480	98,416	16.7%
Less — promotional allowances	(115,957)	(88,677)	(27,280)	30.8%

Net revenues	$571,939	$500,803	$71,136	14.2%

Our casino revenues increased 34.7% compared to the nine months ended September 30, 2013. The table games hold percentage for the nine months ended September 30, 2014 was 15.6% (our expected range is 10.0% to 14.0%), up from 13.2% for the nine months ended September 30, 2013, complementing growth in our slot revenues.

For the nine months ended September 30, 2014, hotel revenues, ADR and REVPAR increased over the same period in 2013, primarily reflecting continued strong demand in the free independent traveler and group sales categories, as well as the Company’s January 1, 2013 resort fee implementation. ADR and occupancy for the nine months ended September 30, 2014 were $308 and 95.0%, respectively, generating REVPAR of $293. ADR and occupancy for the nine months ended September 30, 2013 were $274 and 91.0%, respectively, generating REVPAR of $250. The 2014 higher occupancy levels primarily reflect increased room bookings from Identity patrons, as well as continuing growth in our group room nights associated with the late-December 2013 opening of The Chelsea.

Food and beverage revenues for the nine months ended September 30, 2014 increased $18.1 million or 7.4%, when compared to the same period in 2013. Revenue growth for the nine months ended September 30, 2014 is primarily attributable to the high volume of customers staying and visiting our Property directly contributing to higher revenues generated from restaurant, banquet and buffet services. In addition, during late-December 2013, we also opened Rose. Rabbit. Lie., an innovative combination of restaurant, bar, club and live entertainment.

Entertainment, retail and other revenues for the nine months ended September 30, 2014 and 2013 were $30.8 million and $25.7 million, respectively, representing an increase of $5.1 million or 20.0%. The period-over-period increase in entertainment and other revenues primarily reflects higher revenues generated from an increased number of The Chelsea entertainment events and higher revenue from retail, spa services and various fees. We expect continued revenue growth from The Chelsea during the remainder of 2014.

Revenues for the nine months ended September 30, 2014 and 2013 include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or comps are deducted from revenues. While gross revenues increased by 16.7% for the comparable nine month periods, promotional allowances as a percentage of gross revenues increased from 15.0% to 16.9% for the same comparable nine month periods. We believe the level of promotional allowances or comps incurred for the respective 2014 and 2013 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance or comps expense to vary period-over-period.

Operating Expenses

Our operating expenses increased 5.4% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, lower than the growth in gross revenues of 16.7% and net revenues growth of 14.2% for the same operating period. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing departmental operating expenses, resulting in higher operating margins.

	Nine Months Ended September 30,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Operating expenses:
Casino	$96,644	$83,973	$12,671	15.1%
Hotel	27,151	30,279	(3,128)	(10.3%)
Food and beverage	174,102	162,520	11,582	7.1%
Entertainment, retail and other	29,826	22,263	7,563	34.0%
Sales and marketing	50,102	49,383	719	1.5%
General and administrative	79,278	80,466	(1,188)	(1.5%)
Corporate	24,563	13,856	10,707	77.3%
Pre-opening	—	2,172	(2,172)	N/A
Loss on disposal of assets	117	85	32	38.0%
Asset impairment	1,506	—	1,506	N/A
Depreciation and amortization	125,616	132,806	(7,190)	(5.4%)

Total operating expenses	$608,905	$577,803	$31,102	5.4%

Departmental Operating Expenses

During the nine months ended September 30, 2014, departmental operating expenses consisting of operations associated with casino, hotel, food and beverage, entertainment, retail and other, increased by $28.7 million or 9.6% over the respective 2013 period. In general, the increase in departmental operating expenses is reflective of higher incremental expenses generated from our period-over-period revenue growth. The increase in casino operating expenses for the nine months ended September 30, 2014 includes higher commissions for independent representatives generated from our expanded host program, as well as continuing refinement of hotel, food and beverage and other costs associated with complimentary goods and services offered to our customers. Per their respective agreements, we also incurred higher management and incentive fees owed to partner restaurants for performing at higher profitability levels.

Sales and Marketing, General and Administrative and Corporate Expenses

For the nine months ended September 30, 2014, the $0.7 million increase in sales and marketing primarily reflects the timing and variability of spending in certain national target markets. The 1.5% decrease in general and administrative expenses for the nine months ended September 30, 2014 as compared to the same 2013 period is attributable to the Company’s previously disclosed efforts to control these costs in conjunction with operating revenue growth. For the nine months ended September 30, 2014, related to the Company Sale, the Company recognized approximately $12.7 million in corporate expense from The Cosmopolitan of Las Vegas Incentive Award Plan, The Cosmopolitan of Las Vegas Management Exit Award Plan and The Cosmopolitan of Las Vegas Retention Bonus Plan. Additional amounts of up to $5.6 million could be payable under the agreements upon closing of the Company Sale, and are expected to be accrued in the fourth quarter, 2014. Included in corporate expenses for the nine month, 2013 period is the $3.0 million recognition of a loss contingency as an estimate of what we believe may be the eventual and reasonably possible loss associated with certain legal cases.

Pre-opening Expenses

No pre-opening expenses were incurred during the nine months ended September 30, 2014. Pre-opening expenses of $2.2 million for the nine months ended September 30, 2013 reflects costs related to the late-December 2013 opening of The Chelsea.

Asset Impairment

In July 2014, the Company announced the closure of the Vegas Nocturne show at Rose. Rabbit. Lie. As a result, for the three and six months ended June 30, 2014, the Company determined that certain long-lived assets related specifically to the show may be impaired. Accordingly, the Company estimated the undiscounted future cash flows to be generated from the identified long-lived assets over their remaining useful life to continue to be negative, resulting in a $1.5 million write-down of the identified assets, which is reported as an asset impairment in the Company’s condensed consolidated statements of operations during the nine months ended September 30, 2014. No potential impairment charges were identified or recorded by the Company during the prior year periods.

Depreciation and Amortization Expenses

Depreciation and amortization charges were $125.6 million for the nine months ended September 30, 2014 and $132.8 million for the nine months ended September 30, 2013. As previously discussed, for the nine months ended September 30, 2014, the decrease in depreciation expense is due to the effect of fully depreciating various non-idle capital assets during 2013. The decrease is partially offset by additional depreciation from capital assets associated with The Chelsea and Rose. Rabbit. Lie., which were placed into service in late 2013.

Other Income (Expense)

Other income and expenses for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
(Unaudited — In thousands)	2014	2013	$ Change	% Change
Other income (expense):
Net settlement and default income	$245	$217	$28	12.7%
Interest and other income	38	28	10	35.9%
Interest expense due to affiliate, net of amounts capitalized	(28,251)	(30,197)	1,946	(6.4%)

Total other income (expense)	$(27,968)	$(29,952)	$1,984	6.6%

Net Settlement and Default Income

Through the nine months ended September 30, 2014 and 2013, certain purchasers of condominium hotel units located within the East and West Towers of the Property agreed to settle and release their claims against the Company. No condominium hotel units remain under contract for sale at September 30, 2014.

Interest Expense Due to Affiliate, Net of Amounts Capitalized

The Company had weighted average borrowings of $3.5 billion at September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, the weighted average interest rate was approximately 1.1% for each respective period.

Income Taxes

For the nine months ended September 30, 2014 and 2013, our income tax benefit was $23.3 million and $37.6 million, respectively. Our effective income tax rate was (35.9%) and (35.2%) for the nine months ended September 30, 2014 and 2013, respectively. Effective January 1, 2012, the Company is part of a Consolidated Group owned by a subsidiary of Deutsche Bank and is party to a tax sharing agreement with the Consolidated Group. The effective income tax rate for the nine months ended September 30, 2013 includes the benefit for being a party to such tax sharing agreement. The Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s deferred tax assets.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited — In thousands)	2014	2013	2014	2013
Net loss	$(15,349)	$(19,405)	$(41,629)	$(69,344)
Interest, net	9,179	9,892	28,213	30,169
Income tax benefit	(8,340)	(10,437)	(23,305)	(37,608)
Depreciation and amortization	41,674	42,759	125,616	132,806

EBITDA	27,164	22,809	88,895	56,023
Corporate expenses	12,787	3,193	24,563	13,856
Pre-opening expenses	—	1,727	—	2,172
Asset impairment	—	—	1,506	—
Rent expenses	472	460	1,391	1,050

Adjusted EBITDA	$40,423	$28,189	$116,355	$73,101

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of capital projects and our compliance with certain non-financial covenants contained in the Credit Facility.

	Nine Months Ended September 30,
(Unaudited — In thousands)	2014	2013
Net cash provided by operating activities	$138,470	$128,137
Net cash used in investing activities	(32,584)	(49,440)
Net cash used in financing activities	(71,823)	(60,478)

As of September 30, 2014, we had $92.7 million in available cash and cash equivalents.

Cash Flows — Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014 and 2013 includes $56.4 million and $83.1 million, respectively, of U.S. Consolidated Group reimbursements for the utilization of the Company’s prior period net operating losses. For the nine months ended September 30, 2014, the net cash provided by operating activities was also primarily impacted by the timing of payments for certain significant prepaid expenses and accrued liabilities, including insurance, property taxes and contractual concert fees.

For the nine months ended September 30, 2013, the net cash provided by operating activities was also impacted by timing of prepaid expenses and accrued expenses and by the purchase of higher liquor inventories to take advantage of pricing efficiencies.

Cash Flows — Investing Activities

The ordinary and major capital expenditures of $32.6 million incurred during the nine months ended September 30, 2014 are primarily related to (i) retention and construction payments for certain significant new components of our integrated resort, The Chelsea and Rose. Rabbit. Lie. (our new venues which opened in late-December 2013); and (ii) ordinary capital expenditures.

For the nine months ended September 30, 2013, major capital expenditures incurred of $37.2 million were primarily related to construction of certain components of our integrated resort, including The Chelsea.

In addition to direct costs of construction included in construction in progress and ordinary capital expenditures (as applicable) are soft or indirect costs. These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the nine months ended September 30, 2014 and 2013, we capitalized related soft costs in the amount of $1.2 million and $7.3 million, respectively.

Cash Flows — Financing Activities

The Company maintains a $3.9 billion Credit Facility with DBCI, $3.4 billion of which was outstanding as of September 30, 2014. Deutsche Bank has no obligation to provide the Company with additional funding beyond the Credit Facility. Amounts under the total Credit Facility are drawn down in tranches which have varying maturity dates and are automatically renewed upon their expiration at the prevailing interest rates. Borrowings carry an interest rate of LIBOR plus a margin of 85 basis points (0.85%). The Credit Facility does not include any financial covenants. The current expiration of the Credit Facility is December 2015. See further discussion below in the Liquidity and Capital Resources section regarding the Purchase Agreement for the Company Sale and the potential effect on the Company’s Credit Facility.

For the nine months ended September 30, 2014, the net cash used in financing activities of $71.8 million includes $9.8 million in borrowings against our Credit Facility which was offset by related principal repayments totaling $81.6 million. Our draws against the Credit Facility were primarily utilized for construction costs relating to The Chelsea and Rose. Rabbit. Lie., and to a lesser degree, to finance the operations at the Property.

For the nine months ended September 30, 2013, the net cash used in financing activities balance of $60.5 million includes $37.6 million in borrowings against our Credit Facility which was offset by related principal repayments totaling $98.1 million.

Liquidity and Capital Resources

Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Certain capital expenditure requirements may be necessary to comply with any changes in applicable laws and regulations. We estimate capital expenditures will approximate $40 million for the full year, 2014.

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

The Company classifies construction-related accounts payable, retention and accrued and other liabilities as long-term liabilities as they are financed by the Credit Facility, and therefore, will not require the use of working capital. At September 30, 2014, these construction-related costs totaled $1.8 million.

Short-Term Liquidity Requirements

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention related to the build-out of The Chelsea and Rose. Rabbit. Lie., normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that borrowings under the existing Credit Facility and operating cash flows generated by the Property will be sufficient to meet our short-term liquidity requirements. Within the next twelve months, short-term liquidity requirements are estimated to be approximately $140.0 million to $150.0 million.

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

The Credit Facility debt structure described above will require the Company to generate sufficient cash flows to pay the current interest due on the outstanding borrowings on a quarterly basis. Since interest rates will reset quarterly based on the value of LIBOR at the reset date, the Company will have a variable interest obligation that may cause volatility in our cash flows. The interest rate structure described above does not include a credit risk premium in the spread over the base rate. The lack of a risk premium in the interest rate reflects the fact that the Company is a wholly-owned subsidiary of Deutsche Bank. This interest rate is not representative of third-party interest rates that the Property would have to ordinarily bear if funding were obtained from an unrelated party. Upon a change of control event, we expect that the Company will be required to pay a credit risk premium to any lender that provides financing. In addition, base interest rates are at historic low levels and interest rates will likely increase over time.

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

Newly Issued Accounting Pronouncements

Refer to related disclosure within Note 2 — Basis of Presentation, Principles of Consolidation and Summary of Significant Accounting Principles to our condensed consolidated financial statements included in Item 1 — Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our Credit Facility has a variable interest rate. As of September 30, 2014, an increase in market rates of interest by 1.0% would have increased our annual interest cost by approximately $34.4 million.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 — Commitments, Contingencies and Litigation to our condensed consolidated financial statements included in Item 1 — Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q for a description of our significant current legal proceedings.

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

Whether or not the Company Sale is consummated, our business may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the Company Sale may require additional commitments of their time and resources;

•	employees may perceive uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;

•	our relationships with customers, partners, including Marriott International, Inc. (“Marriott”), and suppliers may be adversely affected as a result of uncertainties regarding the Purchaser’s plans with respect to our products, employees and business;

•	certain relationships with customers, partners, including Marriott, and suppliers may give rise to certain “change of control” or other contractual termination rights, which such party and/or the Company could elect to exercise in the event of a sale;

•	we have agreed to restrict certain of our activities (unless we obtain Purchaser consent) pending the consummation of the Company Sale; and

•	we have incurred, and will continue to incur, certain costs, expenses and fees for professional services and other transaction costs in connection with the Company Sale, which costs, expenses and fees are payable by us whether or not the sale is consummated.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 7, 2014, the Company entered into amendments to the three-year employment agreements with Lisa Marchese, the Company’s Chief Marketing Officer, and Thomas McCartney, the Company’s Chief Operating Officer, pursuant to which such employment agreements were extended for a period of ninety days. Ms. Marchese’s employment agreement, which was scheduled to terminate on January 2, 2015, will now terminate on April 3, 2015. Mr. McCartney’s employment agreement, which was scheduled to terminate on December 31, 2014, will now terminate on April 1, 2015. No other terms of these employment agreements were amended.

Item 6. Exhibits

Exhibit

10.4*†	First Letter Amendment to Employment Agreement, dated November 7, 2014, between Nevada Property 1 LLC and Thomas J. McCartney

10.5*†	First Letter Amendment to Employment Agreement, dated November 7, 2014, between Nevada Property 1 LLC and Lisa Marchese

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 formatted in Extensible Business Reporting Language (XBRL):

i. the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013;

ii. the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013;

iii. the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013; and

iv. the notes to condensed consolidated financial statements.

*	Filed herewith.
†	Indicates management contract as compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC Registrant

/S/ JOHN UNWIN
John Unwin Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014

/S/ RONALD G. EIDELL
Ronald G. Eidell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 7, 2014