Form 10-K
period 2014-12-31
Nevada Property 1 LLC
filed 2015-03-27
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code—(702)-698-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Membership Interests	NOT APPLICABLE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At the close of business on June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0.

The Registrant’s Class A and Class B Membership Interests are not publicly traded. As of March 27, 2015, BRE Spade Voteco LLC owned all of the registered 100 Class A Membership Interests of the registrant and BRE Spade Mezz 1 LLC owned all of the 100 Class B Membership Interests of the registrant.

Cautionary Statement Regarding Forward-Looking Statements

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

We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to:

•	General economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry;

•	increasing competition in our industry;

•	the seasonal nature of the hotel, resort and casino industry;

•	the capital intensive nature of the Las Vegas hotel, resort and casino industry;

•	costs associated with compliance with extensive legal and regulatory requirements, including anti-money laundering requirements;

•	diminishing value of our name, image and brand;

•	the loss of key members of our senior management;

•	dependence on various key third-party operators;

•	the outcome of pending or future legal proceedings;

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	our ability to collect gaming receivables from our credit players;

•	the impact a natural disaster or infectious disease outbreak may have on the travel and leisure industry;

•	the consequences of military conflicts and any security alerts and/or terrorist attacks which may impact levels of travel, leisure and consumer spending; and

•	other risks discussed in this Annual Report on Form 10-K in the section entitled “Item 1A – Risk Factors.”

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

Except as may be required by law, we undertake no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

PART I

Item 1. Business

Company Overview

Nevada Property 1 LLC, a limited liability company organized in Delaware (“Nevada Property” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”), operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010 (completion of “Phase I”). Prior to December 15, 2010, the Property was in its construction and pre-opening stage. The twelve month period ended December 31, 2011 was our first full year of operations.

Phase I primarily comprised 1,998 hotel and condominium hotel style rooms, ten bungalow-style suites, restaurants, retail space, a spa and a day club. Through September 2011, the Property further expanded with an additional 961 hotel and condominium hotel style units (“Phase II”). During late December 2013, the Company completed construction of and opened The Chelsea event center, our approximately 65,000-square-foot, multi-use event center and entertainment venue that can accommodate up to 3,200 guests, and Rose. Rabbit. Lie. an innovative combination of restaurant, bar, club and live entertainment venue which encompasses approximately 23,000 square feet.

On December 19, 2014, ownership of Nevada Property changed upon the sale of 100% of the Class B Membership Interests in Nevada Property (the “Class B Membership Interests”) to BRE Spade Mezz 1 LLC, (“Spade Mezz”), an affiliate of Blackstone Real Estate Partners VII L.P. (“Blackstone” or “Parent”) as described more fully below, under the heading “Sale or Transfer of Members’ Equity Interests and Corporate Structure.”

References in this report to “Successor” refer to the Company on or after December 19, 2014. References to “Predecessor” refer to the Company on or before December 18, 2014. The consolidated statements of operations , statement of members’ equity/deficit and statements of cash flows for the year ended December 31, 2014 are presented in this report for two periods: January 1, 2014 through December 18, 2014 (the “Predecessor Period”) for the Predecessor and December 19, 2014 through December 31, 2014 (the “Successor Period”) for the Successor. The Predecessor Period reflects the historical accounting basis in the Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value determined by allocating the Company’s enterprise value at the date of the Sale (as defined below) to its assets and liabilities pursuant to accounting guidance related to business combinations. In addition, certain accounts were pushed down from our Parent company to our financials, including debt obligations, under the guidance of ASC 2014-17, “Business Combination” as more fully described below in Note 2 to our consolidated financial statements included in Part II, Item 8 – “Financial Statements and Supplementary Data.”

We refer to our year ended December 31, 2014 results as “2014 Combined,” which have been derived from the summation of the results for the Successor Period and for the Predecessor Period. The discussion of our results of operations contains a comparison of our results for the 2014 Combined period and the results for the Predecessor for the year ended December 31, 2013. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however, the 2014 Combined and the year ended December 31, 2013, may reflect results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization, interest income and interest expense.

Company Highlights

Our financial performance continued to improve in 2014. Notable achievements in 2014, our fourth full year of operations, were:

•	Our gross revenues grew 15.8% to $893.1 million for the 2014 Combined period;

•	Our adjusted EBITDA of $152.0 million for the 2014 Combined period increased almost 50% over 2013, as discussed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-U.S. GAAP Measures – EBITDA and Adjusted EBITDA”

•	Our adjusted EBITDA margin to net revenue for the 2014 Combined period increased from 15.8% in 2013 to 20.6% in 2014; and

•	Our Average Daily Rate and hotel occupancy for the 2014 Combined period were $307 and 93.5%, respectively, up notably over the respective 2013 comparables of $275 and 90.2%, as discussed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2014 Combined as Compared to the Year Ended December 31, 2013 – Revenues”

•	The Cosmopolitan attained LEED (Leadership in Energy & Environmental Design) Gold equivalency status.

Sale or Transfer of Members’ Equity Interests and Corporate Structure

On December 19, 2014, Nevada Mezz 1 LLC (“Nevada Mezz”), an affiliate of Deutsche Bank, completed its previously announced sale (the “Class B Sale”) of 100% of the Class B Membership Interests to Spade Mezz, an affiliate of Blackstone for cash consideration of $1.73 billion plus Nevada Property’s working capital as of the closing of the Class B Sale, as determined pursuant to the provisions of the purchase agreement.

On December 18, 2014, BRE Spade Voteco LLC (“Spade Voteco”), received approval from the Nevada Gaming Commission (the “Gaming Commission”) to acquire control of the Company. In connection with such approval, and with the completion of the Class B Sale, on December 19, 2014, Nevada Voteco LLC (“Nevada Voteco”) transferred 100% of the Class A Membership Interests in Nevada Property (the “Class A Membership Interests”) to Spade Voteco for nominal consideration (together with the Class B Sale, the “Sale”).

As a result of the Sale, Spade Voteco now has 100% voting control over Nevada Property through its ownership of all of the Class A Membership Interests and Spade Mezz now holds 100% economic control over Nevada Property through its ownership of all of the Class B Membership Interests. Except as provided by law, the Class B Membership Interests have no voting rights.

In connection with the Sale, the Company completed the following transactions:

•	Nevada Property acquired all of the membership interests in TCOLV Propco LLC (“Propco”), an affiliate entity of Blackstone, through a contribution of such interests from Spade Mezz.

•	Nevada Property transferred its fee simple interest in the Property to Propco, its direct subsidiary at the time of such transfer Nevada Property retained title to the gaming assets and intellectual property (the “Retained Property”)

•	Nevada Property leased back real and personal property (exclusive of the Retained Property) from Propco pursuant to a Lease and Operating Agreement, dated as of December 19, 2014 (the “Lease”).

•	Nevada Property distributed all of the membership interests in Propco to Spade Mezz.

•	Nevada Property, Propco, Spade Mezz and certain other affiliates of Blackstone entered into the financing arrangements and agreements described within this Annual Report on Form 10-K.

Spade Voteco and Spade Mezz are collectively referred to as the “Members” within this Annual Report on Form 10-K. In accordance with the operating agreement, Nevada Property shall continue in perpetuity until dissolved upon the election of the Members or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act.

Nevada Property’s wholly-owned subsidiaries are Nevada Restaurant Venture 1 LLC (“Nevada Restaurant”), which was formed on November 24, 2009 as a limited liability company in Delaware, and Nevada Retail Venture 1 LLC (“Nevada Retail”), which was also formed on November 24, 2009 as a limited liability company in Delaware. Nevada Restaurant leases the Property’s restaurants and the nightclub from Nevada Property and has entered into management agreements with third-party restaurant operators and a nightclub operator to manage and operate their respective establishments at the Property. Nevada Retail leases the retail spaces at the Property from Nevada Property and operates certain of the retail spaces within the Property. In addition, Nevada Retail has also entered into lease agreements with third-party retail operators to manage and operate their respective retail businesses at the Property.

Company History

The original owner of the Property was Cosmo Senior Borrower LLC (“CSB”), a limited liability company organized in Delaware, which acquired the Property from its affiliate, 3700 Associates, LLC, a Delaware limited liability company (the “Previous Owner”), in December 2005. In April 2004, the Previous Owner purchased approximately 8.5 acres of land in Las Vegas, Nevada, in order to develop the Property and to eventually run the business as The Cosmopolitan. A subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”) made a mortgage loan to CSB on December 30, 2005, (“The Cosmopolitan Mortgage Loan”), encumbering the Property. The Cosmopolitan Mortgage Loan went into default on January 15, 2008, and remedies were exercised against CSB.

The Company was formed on July 30, 2008, for the purpose of holding the first lien mortgage loan on the Property and ultimately foreclosing on the Property. On August 29, 2008, the Company, which was on that date an indirect wholly-owned subsidiary of Deutsche Bank, acquired ownership of The Cosmopolitan Mortgage Loan. The Company then acquired the Property at a foreclosure sale for $1 billion on September 3, 2008, and was the owner of the Property until December 18, 2014.

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

The Cosmopolitan

Property Location

The Cosmopolitan comprises approximately 8.5 acres of land and is located on the Las Vegas Strip directly between MGM Resorts International’s Bellagio and City Center properties. The Cosmopolitan is connected to City Center to the south via an elevated pedestrian bridge and to the east side of the Las Vegas Strip via a second pedestrian bridge, and has ground floor public access from the Bellagio to the north.

The Casino

The approximately 100,000-square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. At December 31, 2014, the casino floor included 1,364 slot machines and 124 table games, with immediate guest access from each of the East and West Towers and is accessible directly from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, including the three-story “Chandelier Bar” a feature attraction as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate high limit areas catering specifically to our higher limit clientele.

The Hotel

As of the Phase I opening on December 15, 2010, the 50-story East and 52-story West Towers comprised 1,998 hotel and condominium hotel style rooms ranging in size from 730-square-feet to over 5,400-square-feet in addition to ten three-story bungalow-style suites adjacent to the west pool deck. The rooms feature contemporary bespoke room décor featuring spacious living areas, luxurious bathrooms, state-of-the-art technology control panels, flat-screen televisions, entertainment systems, wireless internet and a custom in-room bar. The condominium hotel style rooms offer expansive terraces with dazzling views of the Strip. Subsequent to the completion of Phase I, completion of Phase II resulted in an additional 961 hotel and condominium hotel-style units located in the West Tower, bringing the total rooms available to 2,959.

The top four floors of the East Tower and an undeveloped restaurant space will be completed at a later date as the Company deems appropriate based on various factors, including market conditions.

Food and Beverage Including the Restaurant Collection

The Cosmopolitan offers a number of casual dining options for our guests, including a premier buffet, a poolside grill, a casual restaurant on the casino level, a pizzeria and in-room dining options available twenty-four hours a day, seven days a week. The Cosmopolitan also incorporates a number of bars, lounges and destination venues which collectively feature a comprehensive cocktail and wine program, offering our guests a wide range of the finest in beverage options. In addition, The Cosmopolitan offers a collection of nine distinctive restaurants, managed and operated by experienced world class third-party restaurateurs.

Retail

Our retail offerings showcase nine eclectic retail boutiques on the second level of the podium in approximately 36,000-square-feet of contiguous space. A sizeable amount of foot traffic naturally flows through our second floor retail space, as this is the primary pathway for Las Vegas visitors to travel north and south between City Center and Bellagio. Our retail operators were selected to fit with our overall brand image and profile, and offer our guests a range of accessible, distinctive retail options.

Nightclub, Recreation Deck and Event Center

The Cosmopolitan features an integrated entertainment venue of approximately 56,000-square -feet including a cutting edge, world class nightclub operation called “Marquee Nightclub & Dayclub at The Cosmopolitan” (“Marquee”). The Marquee is approximately 31,000-square-feet, and is located at the top of the podium between the two hotel towers. The Marquee encompasses all of the features of a major Las Vegas integrated resort nightclub, including two distinct ultra-lounge experiences and a Dayclub. The Dayclub operates from April through October, and was first opened in April 2011. It features approximately 25,000-square-feet of entertainment space including two pools, several bars, a gaming area comprised of nine table games and grand cabanas with individual infinity pools. On December 29, 2013, we opened The Chelsea, our approximately 65,000-square-foot, multi-use event center and entertainment venue that can accommodate up to 3,200 guests. This performance space and group venue allows our group customers to book entertainment offerings, larger conventions, presentations and dinners as well as product launches and other branding events.

Spa, Salon and Fitness Centers

Our integrated resort offers a 50,000-square-foot spa and hammam facility, located at the base of the West Tower. Our spa and hammam is a key element in the overall offerings to our guests and offers a level of quality, service and experience that we believe competes with the best spa offerings in the Las Vegas market.

Separately, the Property also offers two fitness centers, one in the East Tower and the other in the West Tower (including tennis courts), offering our guests twenty-four hours a day, seven days a week access to high quality fitness and exercise equipment.

Convention and Banquet Facility

Our approximately 152,000-square-foot convention and banquet facility is located on the second, third and fourth levels of the podium. The space is designed for maximum flexibility and can accommodate everything from small group meetings to large conferences. Directly beneath the hotel towers, the location of the ballroom space is unique to the Las Vegas market, allowing convention attendees immediate, direct access from the hotel towers to the meeting space. The space features full high speed Wi-Fi coverage and support capabilities to enable all modern meeting technology requirements.

Business Strategy

We believe that The Cosmopolitan is a unique destination resort located directly on the Las Vegas Strip, one of the most highly trafficked vacation and business travel destinations in the United States. Our Property offers distinctly designed physical structures, situated on one of the premier, center-Strip locations in Las Vegas, while also delivering a compelling guest experience created specifically for the needs of our target clientele. Our strategy is to profitably grow our business by focusing on the following key aspects in order to capitalize on the distinctive qualities of our unique destination resort.

Continue Our Strong Emphasis on Guest Service

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

Focus On Our Target Clientele

Our target clientele is what we term the “curious class” those who self-identify as being interested in change, are well-traveled and receptive to different concepts. Our marketing strategy targets numerous segments of Las Vegas, the United States and international leisure and business traveler customer bases, as we deploy a multi-channel distribution strategy to drive visitation from the most valuable segments of the group/convention, casino and free independent traveler market segments.

Maximize Our Premier Property Location

Our premier property location and condominium hotel style units offer a broader range of amenities than many of our primary competitors, including units with full kitchenettes, cutting edge in-room technology and, for the majority of the units, spacious outdoor terraces. The terraces are a unique offering in the Las Vegas market, and given our premier location on the Las Vegas Strip, we believe the outdoor terrace experience is an attractive offering for our guests. Views from the terraces look to the north over the Bellagio Fountains, one of the prime tourist attractions on the Las Vegas Strip, and to the south, over City Center, and the south Las Vegas Strip.

Grow Our Revenues From Gaming Operations

We have significantly grown our gaming revenues since opening, but believe we have considerable opportunity for additional growth. We intend to continue to invest in our gaming facilities, including our high limit offering, by adding domestic and international hosts and expanding our marketing efforts by adding branch offices selectively, a program we started in 2014. We are also focused on leveraging and expanding our Identity Membership and Rewards Program (“Identity”) and utilizing our “integrated resort” experience for new table games and slot customers.

Grow Our Revenues From Non-Gaming Operations

We have a diversified revenue base. We expect to continue to grow and derive significant revenues from our non-gaming operations. Our hotel, convention and meeting space, event center (The Chelsea), pool decks, restaurant collection, retail, food and beverage, nightclub, spa, salon, fitness centers and other operations allow us to market the Property as a fully integrated resort.

As part of our revenue strategy, on August 25, 2010, and as further amended in 2013 and 2014, we entered into a distribution agreement with the Autograph Collection, Marriott International, Inc.’s portfolio of upscale and luxury independent hotels and resorts. This agreement provides us with a distribution channel to one of the largest databases in the hospitality industry which contributes importantly to our free independent traveler and group room production. We continue to focus on additional opportunities to further integrate with Marriott Rewards™.

Las Vegas Market

Over the past 20 years, Las Vegas has become one of the fastest growing and largest entertainment markets in the United States. However, post-2007, the Las Vegas market generally experienced a contraction. During 2009, the market began to rebound. While visitation has returned to or near peak levels, total revenues have not, as evidenced by volume and gaming statistics released by the Las Vegas Convention and Visitors Authority (the “LVCVA”). The following table sets forth certain LVCVA statistical information for the years 2010 through 2014:

LAS VEGAS MARKET STATISTICS

	2014	2013	2012	2011	2010
Visitor Volume (in thousands)	41,127	39,668	39,727	38,929	37,335
Clark County Gaming Revenues (in $ billions)	9,554	9,676	9,400	9,223	8,909
Hotel/Motel Rooms Inventory	150,544	150,593	150,481	150,161	148,935
Airport Passenger Traffic (in thousands)	42,870	41,857	41,668	41,480	39,757
Convention Attendance (in thousands)	5,169	5,107	4,944	4,865	4,473

Clark County gaming revenue decreased in 2014 when compared to 2013, due to lower hold percentage in baccarat and in slots due to volatility factors. While revenue decreased in 2014 when compared to 2013, mass market gaming volumes increased 1.0% in 2014 (+2.1% in slots and -2.3% in table games) and baccarat volumes increased 1.9% in 2014.

Competition

We face significant competition in the jurisdiction in which we operate, as well as from adjacent states. Such competition may intensify if new gaming operations open in our market or existing competitors expand their operations. During 2013, several competitors announced investments in new Las Vegas hotel offerings, restaurants, clubs and retail space with some offerings opening during 2014 and others anticipated to open during 2015. We also compete for customers with casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in other areas, the development or expansion of Native American gaming, and the expansion of additional developments in other gaming jurisdictions to include Southeast Asia, could create additional competition for us and could adversely affect our operations.

During 2013, certain jurisdictions, including Nevada, New Jersey and Delaware legalized forms of online gaming. The expansion of online gaming in these and other jurisdictions may further compete with our operations by reducing customer visitation and spending at The Cosmopolitan.

Nevada Gaming Regulation and Licensing

Introduction

The gaming industry is highly regulated. Gaming registrations, findings of suitability, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot be assured that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Revised Statutes referred to as the State of Nevada Gaming Control Act (the “Nevada Gaming Control Act”) and regulations, as well as to various local ordinances. The Cosmopolitan is subject to the licensing and regulatory control of the Gaming Commission, the State of Nevada Gaming Control Board and the Clark County Liquor and Gaming Licensing Board, which are collectively referred to in this document as the “Nevada Gaming Authorities.” The Nevada Gaming Authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with us. The Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, note holder or key employee of a licensed or registered entity.

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

Owner and Operator Licensing Requirements

On December 18, 2014, Spade Voteco received approval from the Gaming Commission to acquire control of the Company. The Company, as the operator of the Property, has been approved by the Nevada Gaming Authorities as a publicly-traded corporation (referred to as a registered company for purposes of the Nevada Gaming Control Act). Nevada Gaming Authorities’ approval also grants the Company a license to conduct non-restricted gaming operations at the Property and, if we so choose, to operate as a manufacturer and distributor of gaming devices. The gaming license requires the periodic payment of fees and taxes and is not transferable.

Company Registration Requirements

Spade Voteco was found suitable by the Gaming Commission to be registered as a holding company and licensed as a member of the Company. The individual Spade Voteco Members were found suitable by the Gaming Commission as the beneficial owners and controlling beneficial owners of the Company.

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

Consequences of Violating Gaming Laws

If the Gaming Commission determines that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our applications, or registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Gaming Commission, at the discretion of the Gaming Commission. Further, the Gaming Commission could appoint a supervisor to operate the gaming-related activities at the Property, and under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses we may obtain and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations.

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

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Gaming Commission for a finding of suitability within 30 days after the Chairman of the State of Nevada Gaming Control Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Gaming Control Act, which beneficially owns more than 10%, but not more than 11%, of the registered company’s voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of a registered company’s voting securities may apply to the Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may own more than 25%, but not more than 29%, of the voting securities of a registered company and maintain the waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

A live entertainment tax is imposed on admission charges and sales of food, beverages and merchandise where live entertainment is furnished.

License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages at The Cosmopolitan are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board. In addition to approving the licensee, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Liquor and Gaming Licensing Board has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon the operations of The Cosmopolitan.

Intellectual Property

Our intellectual property, particularly our trade names and trade secrets, is important to our business. We generally seek to obtain federal trade name registrations for marks that are important to our business, but obtaining registrations is not certain. In addition, we use reasonable measures to protect our trade secrets and confidential information, including through nondisclosure policies and through the use of appropriate confidentiality agreements.

We own U.S. trade name registrations and common law rights in many of our marks, including, THE COSMOPOLITAN OF LAS VEGAS (U.S. Reg. Nos. 3,938,873 for casino services and 3,938,874 for resort hotel services) and IDENTITY (U.S. Reg. No. 4,163,600 for our frequent player and frequent guest rewards program). We consider these marks and others important to our business. We routinely monitor and enforce our trade name rights, including pursuing litigation against infringers when appropriate.

In December 2009, we entered into a co-existence agreement with Hearst Communications, Inc., which resulted in a settlement and dismissal of all trade name infringement claims that were the subject of an ongoing lawsuit between The Company and Hearst Communications, Inc. The co-existence agreement is perpetual and provides that we may utilize the “Cosmopolitan” name and marks within certain defined parameters. Specifically, the co-existence agreement provides that we should use (i) the word “the” preceding the word “Cosmopolitan” (e.g., “The Cosmopolitan”), or (ii) words identifying physical locations or attractions of our hotel-casino properties preceding or following the word “Cosmopolitan” (e.g., “Cosmopolitan Residences” or “Cosmopolitan Beach Club”), or (iii) “Las Vegas” preceding and/or following the word “Cosmopolitan” (e.g., “Cosmopolitan Las Vegas” etc.). The co-existence agreement further provides that the use of the “Cosmopolitan” marks be limited to the operation, promotion, marketing, and advertising of hotel-casino properties and related products and services. The co-existence agreement also provides for certain limitations regarding the use of “Cosmopolitan” marks in connection with women’s fashion products and the use of the term “Cosmo.”

Our One Operating Segment

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

Customers

During the period from opening on December 15, 2010 to December 31, 2014, no individual customer accounted for 10% or more of the Company’s consolidated net revenues.

Employees

The Company considers its staff to be an integral part of our guests’ experiences and identifies its staff as “CoStars.” As of December 31, 2014, the Company employed 4,577 CoStars.

As a result of a neutrality agreement with Culinary Workers Union, Local No. 226 and Bartenders Union, Local No. 165, a card check was conducted in April 2011 and the union was certified as the exclusive collective bargaining representative for employees traditionally covered by such agreements. Negotiations are ongoing regarding the terms and conditions of the collective bargaining agreement. We may from time to time be approached by unions to organize our employees and cannot assure that one or more unions will not approach our employees directly.

Executive Officers and Directors of the Registrant

The persons serving as our executive officers and directors as of March 27, 2015, and their positions with us are as follows:

Name	Age	Position
Jonathan D. Gray	45	Director of the Company’s Board
Tyler S. Henritze	34	Director of the Company’s Board
William J. Stein	52	Director of the Company’s Board
William P. McBeath	51	Director of the Company’s Board, President and Chief Executive Officer
Ronald G. Eidell	71	Chief Financial Officer
Lisa Marchese	42	Chief Marketing Officer
Anthony Pearl	44	General Counsel, Chief Compliance Officer and Corporate Secretary

Agreements Governing the Operation of The Cosmopolitan

Second Amended and Restated Limited Liability Company Agreement

The Second Amended and Restated Limited Liability Company Agreement governs the relationship with the Members of Nevada Property.

Classes of Membership Interests. We have two classes of membership interests: Class A Membership Interests and Class B Membership Interests. Holders of Class A Membership Interests have all of the voting rights, including the right to appoint the Directors to the Board, as well as certain consent rights. Holders of Class B Membership Interests have all of the economic interests in the Company and, except as provided by law, do not have any right to vote. In connection with the Sale, the Class A Membership Interests were transferred by Nevada Voteco to Spade Voteco, and the Class B Membership Interests were transferred by Nevada Mezz to Spade Mezz. Accordingly, Spade Voteco currently holds 100% of our Class A Membership Interests and Spade Mezz owns 100% of our Class B Membership Interests.

Additional Capital Contributions. The Second Amended and Restated Limited Liability Company Agreement provides that no Member will be required to make any contribution to the Company’s capital, but Members may make contributions at any time.

Allocations and Distributions. The Second Amended and Restated Limited Liability Company Agreement provides that all profits and losses shall be allocated entirely to the holders of Class B Membership Interests. Subject to compliance with applicable gaming and other laws, the Second Amended and Restated Limited Liability Company Agreement provides that the Company shall make distributions at the times and in the aggregate amounts determined by the Company’s Board, provided that the Company may not make a distribution to the holders of the Class B Membership Interests if such distribution would violate any applicable laws or regulations or constitute a default under the Mortgage Loan Agreement, dated as of December 19, 2014, among Propco, Nevada Property and certain subsidiaries of Nevada Property (collectively, the “Mortgage Borrowers”) and JPMorgan Chase Bank, National Association pursuant to which the Mortgage Borrowers borrowed $875 million (the “Mortgage Loan”) in connection with the Sale. Any such distributions, including any distributions in a liquidation of the Company, shall be made entirely to the holders of Class B Membership Interests. Holders of Class A Membership Interests shall not be allocated any profits or losses or be entitled to receive any distributions of the Company.

Board. We are managed by our Board. Under the Second Amended and Restated Limited Liability Company Agreement, Spade Voteco may determine at any time in its sole and absolute discretion the number of directors to constitute the Board, and the authorized number of directors may be increased or decreased by Spade Voteco at any time in its sole and absolute discretion, upon notice to all Directors. Subject to certain limitations in order for the Company to qualify as a “special purpose entity,” the Board has decision-making authority in the management of the Company’s business. In addition, for so long as any obligations under the Mortgage Loan remain outstanding, the Company must have at least two Independent Managers (as defined in the Second Amended and Restated Limited Liability Company Agreement) appointed by Spade Voteco, whose approval is required, together with Spade Voteco and the Board, to take specified insolvency actions. The current members of the Board are William P. McBeath, the Company’s President and Chief Executive Officer, and Jonathan D. Gray, Tyler S. Henritze and William J. Stein, each of whom are employed by an affiliate of Blackstone and are the sole members and owners of Spade Voteco. The current Independent Managers are Michelle A. Dreyer and William G. Popeo.

Officers. The Second Amended and Restated Limited Liability Company Agreement provides that Spade Voteco may designate the initial officers of the Company and, thereafter, any additional or successor officer shall be elected by the Company’s Board. The Company is to have at least a President, Secretary and Treasurer, and the Board may appoint such other officers as it deems necessary or advisable who hold their offices for such terms, exercise such powers and perform such duties as determined by the Board. All appointments of officers are subject to the applicable gaming laws, and if any officer is found to be unsuitable pursuant to such laws, such officer shall be automatically removed from such position.

Restrictions on Transfer. Under the Second Amended and Restated Limited Liability Company Agreement, Members are prohibited from transferring any Membership Interests except in accordance with the Second Amended and Restated Limited Liability Company Agreement and the Mortgage Loan.

Dissolution. The Second Amended and Restated Limited Liability Company Agreement provides that, to the extent permitted by law, we will not engage in, seek, consent or permit any dissolution, winding up or liquidation except as permitted in the Mortgage Loan. In the event of dissolution, the cash proceeds from the liquidation will be distributed in accordance with the Second Amended and Restated Limited Liability Company Agreement.

Operating Agreement of Spade Voteco

The Operating Agreement of Spade Voteco is an agreement by and among the Voteco Members. The current Voteco Members are Jonathan D. Gray, Tyler S. Henritze and William J. Stein.

The Operating Agreement provides that, to the fullest extent permitted by law, no Voteco Member shall have any liability for obligations or liabilities of Spade Voteco. Voteco Members may vote, approve a matter or take any action by vote of Voteco Members at a meeting, in person or by proxy, or without a meeting by written consent. The Operating Agreement provides that the business and affairs of Spade Voteco shall be managed by the managers of Spade Voteco (the “Voteco Managers”). The powers of Spade Voteco shall be exercised by or under the authority of, and the business and affairs of Voteco shall be managed under the direction of, all of the Voteco Managers and all of the Voteco Managers may make all decisions and take all actions for and on behalf of Spade Voteco. All such decisions and actions for and on behalf of Spade Voteco must be approved by the Voteco Members holding a majority in interest. Any decisions or actions for or on behalf of Spade Voteco that are effected without such approval shall be deemed null and void.

Subject to applicable gaming laws, in the event that any Voteco Member shall be unwilling or unable to serve as a Voteco Manager, he or she shall be succeeded by such person or persons as shall be elected by a majority interest. A Voteco Manager may be removed by a majority-in-interest only in the event that the Voteco Manager is no longer a Voteco Member or a withdrawal event has occurred with respect to such person as set forth in the Operating Agreement. No Voteco Member may transfer all or any part of such Voteco Member’s interest in Spade Voteco without the prior written consent of the Voteco Managers. In the event of the death of any Voteco Member, the interests in Spade Voteco held by such Voteco Member shall not transfer to the heirs or become part of the estate thereof, but shall immediately become subject to a 30-day option to purchase in favor of the Voteco Managers at a price equal to the price paid by such Voteco Member. Subject to applicable gaming laws, no assignee of all or any part of an interest of a Voteco Member in Spade Voteco shall be admitted to Spade Voteco as an additional member unless and until (a) the Voteco Managers shall have consented in writing to such admission (the granting or denial of which shall be in the Voteco Managers’ sole discretion), (b) the assignee has executed a counterpart of the Operating Agreement and such other instruments as the other Voteco Members may reasonably deem necessary or appropriate to confirm the undertaking of the assignee to be bound by all the terms and provisions of the Operating Agreement and (c) the assignee has paid any expenses incurred by Spade Voteco in connection with such assignment. Notwithstanding anything to the contrary expressed or implied in the Operating Agreement, the transfer of any interest in the Company is ineffective unless approved in advance by the applicable gaming authorities.

Spade Voteco shall indemnify any person made, or threatened to be made, a party to any action, suit or proceeding by reason of the fact that he, his testator or intestate, is or was a Voteco Manager, Voteco Member, organizer or officer of Spade Voteco or of any other company which he or she served as such at the request of Spade Voteco, against all reasonable expenses, including attorneys’ fees, actually or necessarily incurred by him in connection with the defense of such action, suit or proceeding, or in connection with any appeal therein, and including the cost of court approved settlements, to the fullest extent and in the manner set forth in and permitted by the Delaware Limited Liability Company Act and any other applicable law, as from time to time in effect.

For as long as Spade Voteco remains subject to regulations under gaming laws, ownership of Spade Voteco shall be held subject to the applicable provisions of the applicable gaming laws. Voteco Managers will have the power and authority to provide that all certificates issued to represent or evidence a Voteco Member’s interest shall bear legends, including, without limitation, any legends as the Voteco Managers deem appropriate to assure that Spade Voteco complies with applicable gaming laws and does not become liable for violations of federal or state securities laws or other applicable law.

Lease and Operating Agreement

On December 19, 2014, Propco leased the Property (exclusive of the Retained Property for which Nevada Property continues to retain title) to Nevada Property pursuant to the Lease, which governs payments Nevada Property is required to make for its use and operation of the Property. The Lease has an initial term expiring on December 31, 2024, subject to two automatic renewals for successive periods of five years each, subject to the Company’s election not to renew. Under the Lease, Nevada Property is obligated to pay to Propco fixed annual rent (“Fixed Rent”) equal to $125 million per year, payable in arrears in equal, monthly installments. Each year during the term of the Lease, Nevada Property is also obligated to pay to Propco, as percentage rent, an amount equal to the difference, if positive, between (x) 90% of Operating Income for such year and (y) the Fixed Rent payable with respect to such year. Operating Income is defined under the Lease as Nevada Property’s EBITDA less corporate expenses, but before capital expenditures or expenditures for furniture, fixtures and equipment (“CapEx and FF&E”), as each of such items are calculated in accordance with Nevada Property’s financial statements. Under the Lease, all costs and expenses incurred in connection with non-gaming CapEx and FF&E for the leased Property shall be paid by Nevada Property from amounts funded by Propco to Nevada Property for such purposes.

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

Retail Lease Agreements

Nevada Retail leases the retail spaces at the Property from the Company and operates certain of the retail spaces within the Property. In addition, Nevada Retail has entered into lease agreements with third-party retail operators to manage and operate their respective retail businesses at the Property. Each of the retail lease agreements contains customary terms and conditions governing the rights and obligations between the third-party retail operator and the Company.

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

Risks Relating to the Businesses of the Company

The pace of recovery in the U.S. economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy could negatively impact our financial performance.

The Las Vegas market is showing signs of a modest recovery with visitor volumes reaching 38.9 million in 2011, 39.7 million in each of 2012 and 2013, and 41.1 million in 2014. Gaming revenues in Clark County reached $9.6 billion in 2014, a decrease as compared to $9.7 billion in 2013. (Both visitor volume and gaming statistics noted above are released by the LVCVA). Due to a number of factors affecting consumers, including the lingering effects of a slowdown in global economies, international anti-corruption campaigns, energy and fuel cost fluctuations, the outlook for the gaming industry remains uncertain. These factors have and could continue to result in low-to-modest growth in customer visits to Las Vegas and to The Cosmopolitan, or customers spending less in Las Vegas and at The Cosmopolitan, as compared to prior periods which could negatively impact our financial performance.

Our business depends on one key market and has a limited base of operations, and accordingly, we could be disproportionately harmed by an economic downturn in this market or a disaster that reduced the willingness or ability of our customers to travel to Las Vegas.

All of our revenues are currently generated from a single source, The Cosmopolitan. Therefore, we are subject to greater risks than a more diversified hotel and casino resort operator. We are dependent on the willingness of our customers to travel. The profitability of our operations is linked to local economic conditions in Las Vegas, surrounding areas of Nevada, and indirectly, Southern California, where many of the property’s targeted customers reside. Economic softness in the local economies of Nevada and/or Southern California could negatively impact our business and the results of our operations. Examples of events which may impact our results of operations include increased unemployment in Nevada and California, rising fuel prices in California or a decline in air passenger traffic due to higher ticket prices. In addition, disruptions in air or other forms of travel and consumer spending as a result of acts of terrorism, security alerts, acts of war or hostilities, an infectious disease outbreak, or a natural disaster may severely impact the travel and leisure industry and result in a decrease in customer visits to Las Vegas and The Cosmopolitan, which would negatively impact our business and results of operations.

We face intense competition which could impact our operations and adversely affect our business and results of operations.

We compete mainly in the Las Vegas hotel, resort and casino industry. Specifically, our integrated resort competes with other high-quality Las Vegas resorts, especially those located on the Las Vegas Strip. Currently, various upscale, luxury and mid-priced gaming properties are located on or near the Las Vegas Strip. Upscale, luxury and mid-priced gaming properties are also located in the downtown Las Vegas area and additional gaming properties are located in other areas of Las Vegas. Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same demographic group which we currently target.

Additional hotel casinos containing a significant number of rooms may open, renovate or expand in Las Vegas over the next several years, which could significantly increase competition. During 2013 and 2014, Las Vegas competitors announced investments in new hotel offerings, restaurants, clubs and retail space. We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall quality of service, types of amenities available to guests, price, location, entertainment attractions, theme and size. Our ability to generate and maintain the appropriate level of market awareness and penetration in relation to these property-specific factors could adversely affect our ability to compete effectively and could potentially impact our business and results of operations.

To a lesser extent, we also compete with resort, hotels and casinos in other parts of Nevada and other gambling destinations located elsewhere in the United States, as well as Southeast Asia. We also compete with other types of gaming operations such as state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, internet gaming ventures and international gaming operations. Continued legalization and proliferation of gaming activities could significantly and adversely affect our business and results of operations.

Another area of competition is legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, black jack and house-banked card games. The State of California has signed and ratified Tribal-State Gaming Compacts with numerous tribes in California and has announced the execution of a number of compacts with no limits on the number of gaming machines (which had been limited under the prior compacts). The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near The Cosmopolitan could have an adverse effect on the Company’s business and results of operations.

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

Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our Property and thus adversely affect our business. During 2013, certain jurisdictions, including Nevada, New Jersey and Delaware legalized forms of online gaming. The expansion of online gaming in these and other jurisdictions may further compete with our operations by reducing customer visitation and spending at The Cosmopolitan.

The Las Vegas hotel, resort and casino industry is capital intensive; financing construction and future capital improvements could reduce our cash flow and adversely affect our financial performance.

Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with any changes in applicable laws and regulations such as a requirement to install additional surveillance or life safety equipment. Renovations and other capital improvements of hotel casinos require significant capital expenditures. In addition, renovations and capital improvements of hotel casinos sometimes generate little or no cash flow until the project’s completion. We may not be able to fund such projects solely from cash provided from our operating activities, particularly given the monthly funding requirements (in the form of fixed and variable rent to a related party) under our debt and cash management agreements with lenders. Consequently, we will rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

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

Gaming debts are evidenced by credit instruments, including what is commonly referred to as a “marker.” The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness and suitability. The collectability of receivables from such customers could be negatively affected by future business or economic trends or by significant events in the geographical locations in which these customers reside. These receivables could have a significant impact on our results of operations if they are deemed to be uncollectible.

Any violation of the applicable Anti-Money Laundering laws and regulations could have a negative impact on us.

We deal with significant amounts of cash and negotiable instruments in our operations and are subject to various reporting and anti-money laundering laws and regulations. We have policies and processes in place for monitoring compliance with these laws and regulations and we provide training to our employees as part of our compliance program to protect against violations. However, there can be no assurances that our policies, programs, processes and procedures will effectively prevent violations of these laws and regulations. Furthermore, such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.

In recent years, governmental authorities have been increasingly focused on violations of anti-money laundering laws or regulations, with a particular focus on any such violations in the gaming industry. Any violation of anti-money laundering laws or regulations by our Property or employees could have a material adverse effect on our financial condition, results of operations or cash flows.

Our business model involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in our revenues.

The costs associated with operating hotel casinos are significant, some of which may not be altered in a timely manner in response to changes in demand for services, and failure to adjust our expenses may adversely affect our business and results of operations. Insurance costs are a significant part of our operating expenses.

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

In the future, the Property may be subject to increases in tax rates, utility costs, certain operating expenses, including higher labor costs associated with our labor negotiations with the Culinary Workers Union, Local No. 226 and Bartenders Union, Local No. 165, and insurance costs, which could reduce our cash flow and adversely affect our financial performance. If our revenues decline and we are unable to reduce our expenses in a timely manner, our business and results of operations could be adversely affected.

The Property shares an easement for right-of-way access which expires during 2019, and we may not be successful in negotiating an extension or future payments with respect to such easement.

The Property currently shares an easement for right-of-way access with an adjacent competitor’s gaming property, which provides an important vehicular access point to and from the Property. Under current contractual terms, the Company’s right-of-way access expires during 2019. In future discussions, we may not be successful in negotiating (i) an extension of these existing easement rights; and/or, (ii) future payments that would not significantly impact our business, financial condition and results of operations.

We operate in a highly taxed industry and we may be subject to higher taxes in the future. If the jurisdiction in which we operate increases gaming taxes and fees, our operating results could be adversely affected.

In the jurisdiction in which we operate, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, occupancy taxes, sales and use taxes, payroll taxes and franchise taxes.

Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and general and administrative, as well as largely fixed expenses, such as property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations.

Governments in the jurisdiction in which we operate, or the federal government, could enact legislation that increases gaming tax rates. The global economic recession has reduced the revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates.

Any failure to protect our name, image, brand and trade name could have a negative impact on the value of our brand name and adversely affect our business.

Our success depends on our ability to shape and stimulate consumer demand by maintaining our name, image and brand. We may not be successful in this regard and we may not be able to anticipate and react to changing consumer tastes and demands in a timely manner.

Furthermore, a high media profile is an integral part of our ability to shape and stimulate demand for our integrated resort with our target customers. If we fail to stimulate demand, we may need to substantially increase our advertising and marketing costs, which would adversely affect our business and results of operations. In addition, other types of marketing tools, such as traditional advertising and marketing, may not be successful in attracting our target customers.

Our trade names are an important element of our success and overall business strategy. We routinely monitor and enforce our trade name rights, including pursuing litigation against infringers when appropriate. Litigation may be necessary to enforce our trade name rights and such litigation could result in substantial costs and diversion of resources. The steps we undertake to protect and enforce our trade names in the United States may not be adequate to prevent infringement of our trade names by others. The unauthorized use of our trade names could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business. In December 2009, we entered into a co-existence agreement with Hearst Communications, Inc., which resulted in a settlement and dismissal of all trade name infringement claims that were the subject of an ongoing lawsuit between us and Hearst Communications, Inc. The co-existence agreement provides that we may utilize the “Cosmopolitan” name and marks within certain defined parameters. We may also be subject to litigation if we use our brand name and trade names in a way that results in a breach of such defined parameters pursuant to the terms of the co-existence agreement.

The Property is leased from a related party and we are subject to the risk that the Lease could be terminated, which would cause us to lose the ability to operate the Property and materially adversely affect our business and results of operations.

In December 2014, Propco leased the Property, except for the gaming assets to Nevada Property pursuant to the Lease, under which Nevada Property is required to pay all rent due and comply with all other lessee obligations under the Lease. Rental payments made under the Lease are used by Propco to make the monthly interest payments on its debt obligations. We may be unable to make payments under the Lease if we are not able to operate the Property profitably. The Lease may be terminated in certain circumstances, including, but not limited to, events of casualty or condemnation; events of bankruptcy or dissolution; or, at the election of the respective lender or their designee, foreclosure under the Mortgage Loan (as defined below). The termination of the Lease would cause us to lose the ability to continue operating the Property, which would materially adversely affect our business and results of operations.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have substantial debt service obligations. In connection with the Class B Sale, on December 19, 2014, the Company terminated its $3.9 billion credit facility (the “Credit Facility”) with Deutsche Bank AG New York Branch. The outstanding balances of the loans thereunder were forgiven at no cost to the Company. However, in connection with the Sale, the Mortgage Borrowers entered into the Mortgage Loan pursuant to which the Mortgage Borrowers borrowed $875 million. The Mortgage loan requires interest only payments determined as LIBOR plus 2.95%, and has an initial maturity date of January 14, 2017.

In addition, in connection with the Sale, affiliates of Blackstone entered into two mezzanine loan agreements (the “Mezzanine Loans”) for a total aggregate principal amount of $425 million and a weighted average interest rate of LIBOR plus 7.19% per annum, all of which principal amount was borrowed and used to pay a portion of the purchase price in the Sale. The Company is not a borrower under the Mezzanine Loans; however, the amounts payable under such loans are, in each case, currently secured by a first lien on the direct and indirect equity of Propco and are expected to also include a pledge of the Class B Membership Interests and a call right of the Class A Membership Interests subject, in each case, to approval by the Gaming Commission.

Our substantial debt may negatively affect our business and operations in several ways, including:

•	requiring us to use a substantial portion of our funds from operations to make required payments on debt, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in the business and the industry in which the Company operates;

•	subjecting the Company to restrictive covenants that prohibit it from taking certain actions without the lender’s prior written consent including, but not limited to, surrendering, terminating, canceling, amending or modifying the Lease or certain management or license agreements; engaging in any business activities not related to the ownership, leasing, financing, management and operation of the Property; transferring, leasing or selling assets incurring debt and liens;

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt and/or greater access to capital;

•	limiting our ability to borrow more money for operations;

•	limiting our ability to borrow more money for capital or to finance acquisitions in the future; and

•	requiring disposal of portions of the integrated resort in order to make required debt payments.

Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain additional debt financing. Sufficient financing may not be available or, if available, may not be available on terms acceptable to us. Additional borrowings for working capital purposes or needed renovations or capital improvements will increase our interest expense, and, therefore, may harm our business and results of operations. If we increase our leverage, the resulting increase in debt service could adversely affect our ability to make payments on our indebtedness and harm our business and results of operations. If the Mortgage Borrowers are unable to make payments on the Mortgage Loan because of an increase in leverage or because our working capital and liquidity reserves are not sufficient to service such indebtedness, the lender could exercise its rights to foreclose on the Property and other assets securing the loan, and our business and results of operations would be harmed.

Risk related to the new cash management agreement and the new debt covenants.

In conjunction with the Mortgage Loan and Mezzanine Loan agreements, we are required to satisfy various financial covenants. The financial covenants include requirements for debt service coverage ratios and debt yield ratios pertaining to total debt to earnings. As determined by the lender, the required debt yield ratio shall be equal to or exceeding 7.6% in order for funds not to be required to be deposited into a lender cash management account. Future indebtedness or other contracts could contain covenants more restrictive than those contained in our existing debt facilities.

In addition, in order to fulfill the obligations under the Mortgage Loan and Mezzanine Loan agreements, all rents and other revenues from the Property and its operations, including income from gaming operations, will be deposited into segregated cash accounts with JPMorgan Chase Bank National Association having a first priority security interest in these accounts subject to certain stipulations by the gaming laws for casino related accounts. For more information on this arrangement, refer to Note 9 – and 12 – to our consolidated financial statements included in Part II, Item 8 – “Financial Statements and Supplementary Data.”

The agreements governing our Mortgage Loan also contain restrictions on our ability to engage in certain transactions and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	create liens on assets to secure debt;

•	issue stock of, or member’s interests in, subsidiaries;

•	engage in other businesses unrelated to the operation of the Property;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets

Our ability to comply with the terms of the Mortgage Loan may be affected by general economic conditions, industry conditions and other events outside of our control. As a result, we may not be able to maintain compliance with these financial covenants. If our Property’s operations fail to generate adequate cash flow, we may violate these financial covenants and cash segregation requirements, which may cause a default under the loan agreements and result in the lenders taking action to enforce their security interests and cause all amounts borrowed to be due and payable immediately, which would materially and adversely affect our operating results and our financial condition.

We depend on our key employees for the future success of our business and the loss of one or more of our key employees could have an adverse effect on our ability to manage our business and operate successfully and competitively.

Our ability to manage our business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of our key employees. It could be difficult for us to find replacements for our key employees, as competition for such personnel is intense. The departure of key employees could have an adverse effect on our ability to manage our business and operate successfully and competitively. On December 19, 2014, William P. McBeath joined the Company as its President and Chief Executive Officer, succeeding John Unwin. Mr. McBeath is subject to an employment agreement with the Company, which provides for a five-year term, ending on December 19, 2019. As previously announced, Mr. Unwin resigned as Chief Executive Officer, effective December 19, 2014. Following this resignation, Mr. Unwin will remain involved in a consulting capacity to the Company for a minimum consulting term of three months pursuant to a separation and consulting agreement.

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

We depend on various third-party operators to provide key amenities to our integrated resort, including many of our retail and restaurant offerings. If these operators fail to or inadequately perform, or if we were to become liable to third parties for the actions of these operators, our cash flows and operating results could be adversely impacted.

A significant portion of our restaurant offerings, some of our retail outlets and the Marquee are operated by separate third parties through either long-term management agreements and/or leases. Our ability to operate successfully and competitively depends on the extent to which such operators can generate and maintain the appropriate level of market awareness and penetration. These operators face many of the same risks to their business operations as The Cosmopolitan, which could adversely impact our financial results. These operators may also be unable to provide their contractual services or make lease payments on a consistent basis due to various risk or economic factors, either in connection with their operations at The Cosmopolitan or other businesses at other locations that they may own and operate. The inability of these operators to operate profitably may adversely impact our business, cash flows and results of operations.

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

Our reputation and business may be harmed by cyber security risk. Our failure to maintain the integrity of internal customer, employee or Company information could subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data and could also have a material adverse effect on our businesses, operating results and financial condition.

The nature of our business involves the receipt and storage of personal information relating to our guests for various business purposes, including marketing and promotional purposes and credit card information for processing payments. We also maintain internal Company data such as personal employee identification information and information relating to our Company. The collection and use of customer and employee personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions and the PCI Data Security Standard (PCI DSS). Privacy regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with changing privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services to our guests. The PCI DSS is mandated by the credit card brands and was created to increase controls around cardholder data to reduce credit card fraud via its exposure. Validation of compliance is performed annually. Failure to comply with the standards could expose the Company to fines.

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

There can be no assurances that the steps we take to deter and limit the risks of cybersecurity attacks or breaches will be successful, and our insurance coverage for protecting against cybersecurity risks may not be sufficient. Any loss, disclosure or misappropriation of, or access to, customers’, employees’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, damages, fines and remedial expenses and may have a serious impact on our reputation and may materially adversely affect our business, financial condition and results of operations.

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

Our gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities and we must maintain the licenses and pay gaming taxes to continue operations at The

Cosmopolitan. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, members and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business and results of operations (refer to detailed discussion in “Part I – Business – Nevada Gaming Regulation and Licensing”).

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

Our integrated resort is subject to various federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if the integrated resort was found to be located on contaminated property, to remediate the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of clean-up, environmental contamination can affect the value of a property and therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

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

As a result of a neutrality agreement with Culinary Workers Union, Local No. 226 and Bartenders Union, Local No. 165, a card check was conducted in April 2011 and the union was certified as the exclusive collective bargaining representative for CoStars traditionally covered by such agreements. Negotiations are ongoing regarding the terms and conditions of the collective bargaining agreement. Also, other unions have targeted competitors within our industry and we may be subject to such efforts as well. Significant union representation would require us to negotiate with many of our CoStars collectively and could adversely affect our financial performance by restricting our ability to maximize the efficiency of our operations. The Company is in the process of negotiating union contracts with two separate unions. The outcome of these negotiations and the potential impact on our financial performance cannot be determined due to the on-going nature of the negotiations, but will likely result in increase wages, increased benefits, or restrictive work rules.

Risks Relating to Our Organization and Corporate Structure

We may experience conflicts of interest with entities which own the Company.

In December 2014, Nevada Mezz completed the sale of all of its Class B Membership Interests in the Company to Spade Mezz, an affiliate of Blackstone, and Nevada Voteco transferred all of its Class A Membership Interests in the Company to Spade Voteco. As a result, Blackstone holds all of the economic interests in the Company through its indirect ownership of our Class B Membership Interests and Spade Voteco, holds all of the voting control over the Company through its ownership of our Class A Membership Interests. Blackstone and its affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of their business activities, Blackstone and its affiliates may engage in activities in which their interests may conflict with our interests. For example, Blackstone and/or its affiliates own interests in Hilton Worldwide Holdings Inc., Extended Stay America, Inc. and La Quinta Holdings Inc., and certain other investments in the hospitality industry that compete directly or indirectly with us. Blackstone and its other affiliates may from time to time acquire and hold economic interests in, or extend credit to, businesses that compete directly or indirectly with us. In addition, certain of our officers and members of the Board also serve as officers of Blackstone or its affiliates and may have conflicts of interest because they may own equity interests in Blackstone or its affiliates or they may receive cash or equity-based awards based on the performance of Blackstone or its affiliates. Messrs. Gray, Stein and Henritze are members of the Board and also serve as officers of Blackstone or affiliates thereof. Messrs. Gray, Stein and Henritze are also members of Spade Voteco.

Item 1B. Unresolved Staff Comments

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

Item 2. Properties

The Cosmopolitan is located on 8.5 acres of land that we own directly on the Las Vegas Strip and is approximately four miles from the McCarran International Airport. The Cosmopolitan consists of a 100,000-square-foot casino, 2,959 hotel rooms and condominiums, restaurants and bars, social club, retail establishments, spa, salon and fitness centers, an approximately 152,000-square-foot convention, banquet facility and The Chelsea is 65,000-square-foot, multi-use event center and entertainment venue that can accommodate up to 3,200 guests. We also lease other facilities in Las Vegas, which we use primarily for additional administrative office space, parking and warehousing purposes.

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

Alleged Unlawful Taping/Recording

A purported class action lawsuit was filed during the quarterly period ended September 30, 2012, in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. On August 31, 2012, the Company moved the case to U.S. District Court for the Southern District of California. Subsequently, the Company filed a motion to dismiss, or in the alternative, to strike the class allegations. On July 15, 2013, the U.S. District Court for the Southern District of California issued an order denying these motions.

The Company continues to deny all liability to the putative class members but, at a mediation held on February 20, 2015, the Company agreed to settle all of the claims against it in this matter for a total payment of $14.5 million inclusive of all attorneys’ fees to the putative class counsel and all costs of administering the settlement. The Company and the putative class counsel are presently negotiating a formal settlement agreement and expect that agreement to be presented for preliminary approval by the United States District Court on or before May 8, 2015.

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

With respect to the Okada Unit, on or about January 3, 2014, a Notice of Appeal was filed with the Nevada Supreme Court, appealing the district court’s order and judgment granting the Company’s motion to confirm and enforce the arbitration award. That appeal was dismissed by the Nevada Supreme Court on February 2, 2015.

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

With respect to the Mastej Unit, on or about April 1, 2014, a Notice of Appeal was filed with the Nevada Supreme Court, appealing the district court’s order and judgment granting the Company’s motion to confirm and enforce the arbitration award. That matter is in the earliest stages of proceedings.

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

Vegas Nocturne

In July 2014, the Company announced the closure of the Vegas Nocturne live entertainment performance show at Rose. Rabbit. Lie., and based upon contractual terms, the cessation of its relationship with Spiegelworld CSC, LLC (“Spiegelworld”). On August 6, 2014, Spiegelworld filed a complaint in the District Court of Clark County, Nevada, alleging among other things, causes of action for breach of contract and declaratory relief.

On or about August 28, 2014, the Company filed an answer and counterclaim against Spiegelworld in the District Court of Clark County, Nevada, alleging, among other things, causes of action for breach of contract, fraud, breach of fiduciary duties and injunctive relief. On November 17, 2014, the District Court issued an order dismissing the Company’s fraud claim without prejudice. On or about March 18, 2015, the Company and Spiegelworld tentatively agreed upon terms to settle this matter, but such settlement is subject to final documentation and approval by the parties and the court. In the event the matter is not settled, the Company contemplates amending its Complaint to again allege among other things, a fraud cause of action with more particularity. The Company believes that it has meritorious defenses with respect to this matter. If not settled to the satisfaction of the Company, the Company intends to defend its position vigorously.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There currently is no established public trading market for our membership interests. As of December 31, 2014, none of our membership interests were subject to any outstanding options or warrants, and we had not issued any securities convertible into our membership interests. The agreements governing the Company’s operations also place significant limitations on the transfer of our membership interests (refer to, Item 1– “Business – Agreements Governing the Operation of The Cosmopolitan”).

Holders

As of December 31, 2014, there was one holder of record of our Class A Membership Interests and one holder of record of our Class B Membership Interests.

Dividends

To date we have not paid any cash distributions on our membership interests. We currently intend to retain any available funds and future earnings for use in the operation and expansion of our business and debt repayment. If our cash levels increase above a certain level, we may pay cash distributions on our membership interests subject to the approval of certain Nevada Gaming Authorities.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered in this report.

Issuer Purchases of Equity Securities

We did not purchase any equity securities during the period covered in this report.

Item 6. Selected Financial Data

On December 19, 2014, ownership of Nevada Property changed upon the sale of 100% of the Class B Membership Interests in Nevada Property to Spade Mezz an affiliate of Blackstone, as described more fully in Part I, Item 1– “Business – Sale or Transfer of Members’ Equity Interests and Corporate Structure.”

Basis of Presentation

References in this report to “Successor” refer to the Company on or after December 19, 2014. References to “Predecessor” refer to the Company on or before December 18, 2014. The consolidated statements of operations , statements of members’ equity/deficit and statements of cash flows for the year ended December 31, 2014, are presented in this report for two periods: January 1, 2014 through December 18, 2014 (the “Predecessor Period”) for the Predecessor and December 19, 2014 through December 31, 2014 (the “Successor Period”) for the Successor. The Predecessor Period reflects the historical accounting basis in the Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value determined by allocating the Company’s enterprise value at the date of the Sale to its assets and liabilities pursuant to accounting guidance related to business combinations. In addition, certain accounts were pushed down from our Parent company to our financials, including debt obligations, under the guidance of ASC 2014-17, “Business Combination” , as more fully described below in Note 2 to our consolidated financial statements included in Part II, Item 8 – “Financial Statements and Supplementary Data.”

We refer to our year ended December 31, 2014, results as “2014 Combined,” which has been derived from the summation of the results for the Successor Period and for the Predecessor Period. The discussion of our results of operations contains a comparison of our results for the 2014 Combined period and the results for the Predecessor for the year ended December 31, 2013. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however, the 2014 Combined and year ended December 31, 2013, may reflect results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization, interest income and interest expense. The combined presentation does not comply with generally accepted accounting principles in the United States (“GAAP”) or with the rules of the SEC for pro forma presentation; however, it is presented because we believe it is the most meaningful comparison of our results between periods.

The selected financial data presented below has been derived from the data of the Company as of December 31, 2014 and for the “Successor Period” and from the data of the Predecessor for the “Predecessor Period” and as of and for the years ended December 31, 2013 and 2012. The selected financial data of the Successor presented below has been derived from the audited financial statements as of December 31, 2014, and for the Successor Period included elsewhere in this Annual Report on Form 10-K. The selected financial data of the Predecessor presented below for the Predecessor Period and for the years ended December 31, 2013 and 2012 has been derived from the audited financial statements of the Predecessor included elsewhere in this Annual Report on Form 10-K.

The following reflects selected historical financial data that should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Successor	Predecessor
	Dec. 19, 2014 through	Jan. 1, 2014 through	Years Ended December 31,
(In thousands)	Dec. 31, 2014	Dec. 18, 2014	2013	2012
Net revenues	$21,349	$717,451	$652,527	$595,171
Operating expenses	21,931	620,395	582,380	556,857
Depreciation and amortization	3,832	161,996	176,375	170,311
Operating loss	(4,414)	(64,940)	(106,228)	(131,997)
Other income (expense)	(2,497)	(36,103)	(39,539)	(32,942)
Loss before income taxes	(6,911)	(101,043)	(145,767)	(164,939)
Income tax (expense)/benefit	—	(554,385)	50,989	58,368
Net loss	(6,911)	(655,428)	(94,778)	(106,571)

	Successor	Predecessor
		December 31,
(In thousands)	December 31, 2014	2013	2012
Total cash and cash equivalents	$55,436	$58,660	$48,811
Due from affiliate	—	56,413	83,105
Total current assets	177,357	221,101	242,433
Property and equipment, net	1,432,298	2,854,990	2,937,062
Goodwill	25,549	—	—
Intangible assets, net	214,828	9,956	11,627
Total assets	1,885,491	3,204,822	3,320,932
Total current liabilities	109,950	107,308	101,112
Debt obligations	864,718	3,499,917	3,539,951
Total liabilities	979,235	3,629,941	3,651,273
Members’ equity/(deficit)	906,256	(425,119)	(330,341)

As further discussed in Note 3 to our consolidated financial statements included in Part II, Item 8 –“Financial Statements and Supplementary Data,” as part of the purchase price accounting, the purchase price in connection with the Sale was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities. The excess of the purchase price over those fair values is recorded as goodwill.

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

2014 Combined as Compared to the Year Ended December 31, 2013

On December 19, 2014, ownership of Nevada Property changed upon the sale of 100% of the Class B Membership Interests in Nevada Property to Spade Mezz, an affiliate of Blackstone, as described more fully in Part I, Item 1–“Business – Sale or Transfer of Members’ Equity Interests and Corporate Structure.” The following discussion includes combined information for the year ended December 31, 2014, which represents only the mathematical sums of (i) the data of the Company for the period from December 19, 2014 through December 31, 2014 (the “Successor Period”) and (ii) the data of the Predecessor for the period from January 1, 2014 through December 18, 2014 (the “Predecessor Period”). We refer to the combined period as “2014 Combined.” Although this presentation is not in accordance with GAAP, under which these two periods would not be combined, we believe the combined information for the year ended December 31, 2014, provides a meaningful comparison of our results for 2014 to our results for the year ended December 31, 2013.

Revenues

Gross revenues were $893.1 million for the 2014 Combined period compared to $771.5 million for the year ended December 31, 2013, which represents an increase of $121.6 million, or 15.8%. Net revenues were $738.8 million for the 2014 Combined period compared to $652.5 million for the year ended December 31, 2013, which represents an increase of $86.3 million, or 13.2%.

The following tables present our revenues for the periods indicated:

	Successor	Predecessor
(In thousands)	Dec. 19, 2014 through Dec. 31, 2014	Jan. 1, 2014 through Dec. 18, 2014	Year Ended December 31, 2013
Revenues:
Casino	$5,114	$198,133	$155,501
Hotel	11,091	299,830	267,640
Food and beverage	10,223	331,127	313,802
Entertainment, retail and other	2,029	35,527	34,524

Gross revenues	28,457	864,617	771,467
Less — promotional allowances	(7,108)	(147,166)	(118,940)

Net revenues	$21,349	$717,451	$652,527

For the 2014 Combined period and for the year ended December 31, 2013, our casino revenues consisted of table games and slots, with our casino revenues increasing by 30.7% over 2013. The table games hold percentage for the 2014 Combined period was 14.8% up from 13.0% in 2013, complementing the growth in our slot revenues of 14%. Our focus continues to be on supplementing the level of table games play at the Property, from both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity Membership and Rewards Program, building our database of slot customers, expanding our alliance program and continuing to introduce a variety of slot promotions, such as the Million Dollar Slot Series tournament which began during July 2014.

For the 2014 Combined period, hotel revenues grew 16.2% compared to the year ended December 31, 2013. The increase in ADR and REVPAR when compared to the same 2013 period primarily reflects the direct and indirect effects of strong demand in the group and convention categories. We also experienced growth in free independent travelers. Lastly, the January 1, 2013, resort fee implementation continues to positively contribute to hotel revenues as our group business grows. ADR and occupancy for the 2014 Combined period was $307 and 93.5%, respectively, generating REVPAR of $287. ADR and occupancy for the year ended December 31, 2013, was $275 and 90.2%, respectively, generating REVPAR of $248. The higher occupancy levels in 2014 primarily reflect increased room bookings from Identity patrons, as well as continuing growth in our group room nights associated with the late-December 2013 opening of The Chelsea, our 65,000-square-foot, multi-use event center and entertainment venue that can accommodate up to 3,200 guests.

Food and beverage revenues for the 2014 Combined period increased $27.5 million or 8.8%, when compared to the year ended December 31, 2013. Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, as well as the third-party operated food and beverage outlets which are wholly-owned by the Company. We continue to experience food and beverage revenue growth from the Company-operated and third-party operated dining establishments due to (i) strong growth in our group and convention business which directly contributes to higher revenues generated from banquet and buffet services; (ii) the high volume of customers visiting our restaurants; (iii) the increased number of customers staying at our Property; and, (iv) the late-December 2013 opening of Rose. Rabbit. Lie., a 23,000-square-foot venue representing an innovative combination of restaurant, bar, club and live entertainment.

Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the 2014 Combined period and the year ended December 31, 2013, were $37.6 million and $34.5 million, respectively, representing an increase of $3.0 million or 8.8%. The year-over-year increase in entertainment, retail and other revenues primarily reflects higher revenues generated from an increased number of entertainment events and higher revenue from retail, spa services and various fees. For the 2014 Combined period, our concert events for the Boulevard Pool and The Chelsea totaled 73 concerts, up from 33 in the prior year. As previously discussed, The Chelsea opened in December 2013.

Revenues for the 2014 Combined period and year ended December 31, 2013, include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or complimentaries (“comps”) are deducted from revenues. While year-over-year gross revenues increased by 15.8% for the 2014 Combined period promotional allowances as a percentage of gross revenues, increased from 15.4% to 17.3% between the respective periods. We believe the level of promotional allowances or comps incurred for the respective 2014 Combined period and year ended December 31, 2013, were necessary to continue to drive customer awareness, build our customer database and create customer loyalty.

Operating Expenses

Our operating expenses increased modestly when compared to the period revenue growth, for the 2014 Combined period, as compared to the prior year. The 6.5% increase in overall operating expenses was notably lower than the growth in gross revenues, up 15.8% for the 2014 Combined period. The increase in overall operating expenses is partially reflective of (i) the growth in gross revenues for the 2014 Combined period over the year ended December 31, 2013; as well as, (ii) an increase in corporate operating expenses for certain incentive and retention plan amounts related to the Sale. Our ongoing efforts are focused on restraining the growth, and in some cases, reducing department operating expenses, resulting in higher operating margins.

The following tables present our operating expenses for the periods indicated:

	Successor	Predecessor
(In thousands)	Dec. 19, 2014 through Dec. 31, 2014	Jan. 1, 2014 through Dec. 18, 2014	Year Ended December 31, 2013
Operating expenses:
Casino	$5,824	$127,453	$109,492
Hotel	904	34,027	39,343
Food and beverage	6,193	211,263	206,879
Entertainment, retail and other	2,324	36,855	29,384
Sales and marketing	980	58,280	60,314
General and administrative	3,513	101,115	106,347
Corporate	2,193	49,778	17,824
Pre-opening	—	—	13,471
(Gain) loss on disposal of assets	—	118	(674)
Asset impairment	—	1,506	—
Depreciation and amortization	3,832	161,996	176,375

Total operating expenses	$25,763	$782,391	$758,755

Casino operating expenses increased for the 2014 Combined period when compared to the year ended December 31, 2013, primarily as a result of higher comps offered to our customers, as well as higher commissions for independent representatives associated with our expanded domestic and international host program.

Hotel operating costs are associated with the occupancy level and related servicing of our rooms. However, in comparing the 2014 Combined period and the year ended December 31, 2013, hotel operating expenses decreased by $4.4 million. Additionally, our occupancy levels increased to 93.5% in 2014 as compared to the 2013 occupancy level of 90.2%. This is primarily reflective of higher volume of room occupancy by our Identity members with these related costs included as a charge to the casino operating expenses which contributed to the decrease in hotel operating expenses.

Food and beverage expenses increased for the 2014 Combined period when compared to the year ended December 31, 2013, as a result of the increase in volume of our Company operated and third-party operated restaurants and bars. We also incurred higher management and incentive fees owed to third-party operated restaurants and the Marquee for performing at higher profitability levels per their respective agreements. As previously discussed, we opened Rose. Rabbit. Lie. during late-December 2013 and began reporting its departmental operating expenses in food and beverage within the 2014 Combined period.

Entertainment, retail and other operating expenses increased for the 2014 Combined period primarily due to an increase in the number of concert events to 73 concerts as compared to 33 in the prior year. Operating expenses within entertainment, retail and other include entertainment activities that are offered free of charge to the public. Such costs may fluctuate between periods as a result of the number of shows and the underlying cost for each show.

Sales and Marketing decreased for the 2014 Combined period when compared to the year ended December 31, 2013, due to the shift in strategy of overall marketing and advertising spend, as well as less advertising for Rose. Rabbit. Lie. following its opening in late-December 2013.

General and administrative expenses decreased for the 2014 Combined period as compared to the year ended December 31, 2013, which is attributable to our previously disclosed efforts to control these costs in conjunction with operating revenue growth. General and administrative expenses include salaries, property taxes and insurance.

Corporate expenses, which generally include corporate salaries and legal expenses, increased by $34.1 million for the 2014 Combined period as compared to the year ended December 31, 2013, primarily related to an increase of $18.1 million in corporate expense from The Cosmopolitan of Las Vegas Incentive Award Plan (the “MIP”), Management Exit Award Plan (the “Exit Award Plan”) and Retention Bonus Plan all related to the Sale and the $14.5 million settlement agreement related to the alleged unlawful taping/recording case.

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

During 2013, pre-opening expenses of $13.5 million primarily reflects such costs related to the December 2013 openings of The Chelsea and Rose. Rabbit. Lie. No pre-opening expenses were incurred during the 2014 Combined period.

Asset Impairment

In July 2014, the Predecessor announced the closure of the Vegas Nocturne show at Rose. Rabbit. Lie. As a result, the Predecessor determined that certain long-lived assets related specifically to the show may be impaired. Accordingly, the Predecessor estimated the undiscounted future cash flows to be generated from the identified long-lived assets over their remaining useful life to continue to be negative, resulting in a $1.5 million write-down of the identified assets, which is reported as an asset impairment in the 2014 Combined period. No impairment charges were recorded by the Predecessor during the prior year periods.

Depreciation and Amortization Expenses

Depreciation and amortization charges were $165.8 million for the 2014 Combined period and $176.4 million for the year ended December 31, 2013. The decrease in depreciation expense reflected the effect of fully depreciating various non-idle capital assets during 2013, partially offset by the placing into service of the capital assets associated with The Chelsea and Rose. Rabbit. Lie. In addition, the acquisition method of accounting adopted in connection with the Sale of the Company, resulted in a decrease in depreciation of $4.1 million due to the recording of property and equipment at their estimated fair values at acquisition, and an increase in amortization expense of $1.5 million, related to the amortization of the intangible assets acquired.

Other Income (Expense)

The following tables present our income and expenses for the periods indicated:

	Successor	Predecessor
(In thousands)	Dec. 19, 2014 through Dec. 31, 2014	Jan. 1, 2014 through Dec. 18, 2014	Year Ended December 31, 2013
Other income (expense):
Net settlements and default income	$—	$245	$323
Interest and other income	2	49	47
Interest expense, net of amount capitalized	(2,499)	(36,397)	(39,909)

Total other income (expense)	$(2,497)	$(36,103)	$(39,539)

Net Settlement and Default Income

During the year ended December 31, 2013, certain purchasers of condominium hotel units located within the East and West Towers of the Property agreed to settle and release their claims against the Company. As a result of this 2013 settlement, for these purchasers, we recognized as net settlement and default income a net gain of $0.3 million.

No condominium hotel units remain under contract for sale at December 31, 2014.

Interest Expense Net of Amounts Capitalized

The significant decrease in interest expense is due to the pay down of debt balances associated with construction draws, reduced working capital requirements and lower interest rates. The Company’s debt obligations were $875 million and $3.5 billion as of December 31, 2014 and 2013. The decrease in interest expense is also attributable to the termination of the Company’s Credit Facility with Deutsche Bank AG New York Branch. The outstanding balances of the loans thereunder were forgiven at no cost to the Company. The Company paid $2.0 million in interest expense associated with the new debt obligations in the Successor Period.

On December 19, 2014, the Company entered into the Mortgage Loan with a new lender. The interest due on the Mortgage Loan captures interest due on such amounts through December 31, 2014.

Income Taxes

The Predecessor was part of a Corporate Consolidated Tax Group (the “U.S. Consolidated Group”) owned by Deutsche Bank. Pursuant to change in ownership consolidation rules of Internal Revenue Code Section §1504, the Company’s affiliation with the U.S. Consolidated Group is deemed to have ended on the date of the Sale. As a result, the Company will have two short tax years in 2014.

Successor

As a result of the Sale and beginning on December 19, 2014, no provision has been made for U.S. federal income taxes. The Company is organized as a limited liability company with one member that holds all of the Class B Membership Interests, which have all the economic interests in the Company, Spade Mezz, an affiliate of Blackstone, as described more fully in Part I, Item 1– “Business – Sale or Transfer of Members’ Equity Interests and Corporate Structure.” As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any U.S. federal income taxes resulting from its operations. Accordingly, such taxes are the responsibility of its Member.

Predecessor

For the tax period ended December 18, 2014, the income tax expense was $554.4 million compared to an income tax benefit of $51.0 million for the year ended December 31, 2013. For the tax period ended December 18, 2014, our effective income tax rate was 548.7% as compared to the effective tax rate of (35.0%) for the year December 31, 2013. As of the date of the Sale, the Company had a loan and interest payable to Deutsche Bank that was treated as a capital contribution for financial accounting purposes. For tax accounting purposes, only a portion of the loan and interest payable was treated as a capital contribution; the remaining amount was treated as cancellation of debt income and therefore subject to taxation.

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

On December 19, 2014, ownership of Nevada Property changed upon the sale of 100% of the Class B Membership Interests in Nevada Property to Spade Mezz, an affiliate of Blackstone, as described more fully in Part I, Item 1– “Business – Sale or Transfer of Members’ Equity Interests and Corporate Structure.” The selected financial data of the Predecessor presented below for the Predecessor Period and for the years ended December 31, 2013 and 2012 has been derived from the audited financial statements of the Predecessor included elsewhere in this Annual Report on Form 10-K.

Revenues

As compared to 2012, our 2013 gross and net revenues increased by 9.7% and 9.6%, respectively, representing incremental gross and net revenue dollar increases of $67.9 million and $57.4 million.

Our revenues for the years ended December 31, 2013 and 2012 were as follows:

	Predecessor
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

For the years ended December 31, 2013 and 2012, our casino revenues consisted of table games and slots, with our casino revenues increasing by 25.2% over 2012. The table games hold percentage for 2013 was 13.0%, up from 9.0% in 2012, complementing growth in our slot revenues. Our focus continues to be on supplementing the level of table games play at the Property, from both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity Membership and Rewards Program, building our database of slot customers and expanding our alliance program.

For the year ended December 31, 2013, hotel revenues grew 11.5% compared to the year ended December 31, 2012. ADR and REVPAR when compared to the same 2012 period primarily reflect continued strong demand in the free independent traveler and group and convention categories, as well as the Company’s January 1, 2013, resort fee implementation. ADR and occupancy for the year ended December 31, 2013, was $275 and 90.2%, respectively, generating REVPAR of $248. ADR and occupancy for the year ended December 31, 2012, was $259 and 85.6%, respectively, generating REVPAR of $222.

Food and beverage revenues for the year ended December 31, 2013, increased $7.6 million or 2.5%, when compared to December 31, 2012. Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, as well as the third-party operated food and beverage outlets which are wholly-owned by the Company. We continue to experience food and beverage revenue growth from the Company-operated and third-party operated dining establishments due to (i) strong growth in our group and convention business which directly contributes to higher revenues generated from banquet and buffet services; (ii) the high volume of customers visiting our restaurants; as well as, (iii) the increased number of customers staying at our Property.

During late-December 2013, we opened Rose. Rabbit. Lie., a 23,000-square-foot representing an innovative combination of restaurant, bar, club and live entertainment. December 2013 operating results for Rose. Rabbit. Lie. are included in food and beverage revenues for the year ended December 31, 2013, consolidated statement of operations.

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

As previously announced, during late-December, we completed the build-out and opened our 65,000-square-foot multi-use event center named The Chelsea which can accommodate up to 3,200 guests. December 2013 operating results from The Chelsea are included in entertainment, retail and other revenues for the year ended December 31, 2013.

Revenues for the years ended December 31, 2013 and 2012 include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or complimentaries (“comps”) are deducted from revenues. While year-over-year gross revenues increased by 9.7% for the 2013 and 2012 operating periods, promotional allowances as a percentage of gross revenues, remained static at 15.4% for each of the years ended December 31, 2013 and 2012. We believe the level of promotional allowances or comps incurred for the respective 2013 and 2012 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance or comps expense to continue in the short-term, but decline over the long-term.

Operating Expenses

Our operating expenses including pre-opening expenses in 2013, increased for the year ended December 31, 2013, as compared to the prior year. The 4.3% increase in overall operating expenses was notably lower than the growth in gross revenues, up 9.7% for the 2013 fiscal year. The Company has ongoing efforts focused on restraining the growth, and in some cases, reducing departmental operating expenses, resulting in higher operating margins. These efforts were partially offset by The Chelsea and Rose. Rabbit. Lie. pre-opening expenses of $13.5 million during the year ended December 31, 2013.

Our operating expenses for the years ended December 31, 2013 and 2012 were as follows:

	Predecessor
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

The increase in casino operating expenses for the year ended December 31, 2013 includes continuing refinement of hotel, food and beverage and other costs associated with complimentary goods and services offered to our customers, as well as higher commissions for independent representatives generated from the Property’s expanded host program.

Hotel operating costs increased from the years ended December 31, 2012 to 2013 primarily as a function of higher occupancy of our rooms and related servicing of such rooms.

For the year ended December 31, 2013, as compared to 2012, food and beverage operating expenses decreased modestly overall from the net effect of cost management in conjunction with growth in our operations. During 2013, partner restaurant management and incentive fees were partially offset by lower fees related to the decrease in Marquee revenues. As previously discussed, we opened Rose. Rabbit. Lie. during late-December 2013 and began reporting its departmental operating expenses in food and beverage.

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

The 4.3% increase in general and administrative expenses for the year ended December 31, 2013 as compared to the same 2012 period is attributable to the our previously disclosed efforts to control these costs in conjunction with operating revenue growth.

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

Depreciation and Amortization

Depreciation and amortization charges were $176.4 million for the year ended December 31, 2013, and $170.3 million for the year ended December 31, 2012. The increase primarily reflects certain Phase I and Phase II components of the Property which were placed into service throughout 2012. Capital assets associated with The Chelsea and Rose. Rabbit. Lie. were placed into service during late-December 2013.

Other Income (Expense)

Our other income and expense for the years ended December 31, 2013 and 2012 were as follows:

	Predecessor
	Years Ended December 31,
(In thousands)	2013	2012	$ Change	% Change
Other income (expense):
Net settlements and default income	$323	$14,044	$(13,721)	(97.7%)
Interest and other income	47	6	41	N/A
Interest expense, net of amount capitalized	(39,909)	(46,992)	7,083	(15.1%)

Total other income (expense)	$(39,539)	$(32,942)	$(6,597)	20.0%

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

Interest Expense Net of Amounts Capitalized

The significant decrease in interest expense was due to the pay down of debt balances associated with construction draws, reduced working capital requirements and lower interest rates. The Company’s debt obligations were $3.5 billion at each of December 31, 2013 and 2012 included a $40.0 million decrease from the period-to-period balances. At December 31, 2013, the interest rate and weighted average interest rate was 1.09% and 1.11%, respectively. At December 31, 2012, the interest rate and weighted average interest rate was 1.16% and 1.23%, respectively.

Income Taxes

As a result of a broader tax reorganization effective January 1, 2012, the Company became part of the Corporate Consolidated Tax Group (the “U.S. Consolidated Group”) owned by Deutsche Bank. The U.S. Consolidated Group is expected to generate more than sufficient taxable income annually to utilize the Company’s net operating losses and realize the Company’s deferred tax assets. Due to this tax reorganization, management determined that the Company would be able to receive a future benefit for the deferred tax assets which had been generated in 2011 and prior periods.

The income tax benefit was $51.0 million for the year ended December 31, 2013, compared to $58.4 million for 2012. Our effective income tax rate was (35.0%) and (35.3%) for the years ended December 31, 2013 and 2012, respectively.

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net loss for the periods indicated:

	Successor	Predecessor
	Dec. 19, 2014 through Dec. 31, 2014	Jan. 1, 2014 through Dec. 18, 2014	Years Ended December 31,
(In thousands)			2013	2012
Net loss	$(6,911)	$(655,428)	$(94,778)	$(106,571)
Interest, net	2,497	36,348	39,862	46,986
Income tax (expense)/benefit	—	554,385	(50,989)	(58,368)
Depreciation and amortization	3,832	161,996	176,375	170,311

EBITDA	(582)	97,301	70,470	52,358
Corporate expenses	2,193	49,778	17,824	12,385
Pre-opening expenses	—	—	13,471	—
Asset impairment	—	1,506	—	—
Rent expenses	63	1,787	1,506	1,578

Adjusted EBITDA	$1,674	$150,372	$103,271	$66,321

See detailed discussion of changes in revenues and operating expense account balances in Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2014 Combined as Compared to the Year Ended December 31, 2013.”

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of capital projects and our compliance with covenants contained in the Lease and in the Mortgage Loan.

The following table summarizes our historical cash flows:

	Successor	Predecessor
	Dec. 19, 2014 through Dec. 31, 2014	Jan. 1, 2014 through Dec. 18, 2014	Years Ended December 31,
(In thousands)			2013	2012
Net cash (used in)/provided by operating activities	$(41,567)	$137,353	$124,849	$9,159
Net cash used in investing activities	(1,773,693)	(33,683)	(74,966)	(46,735)
Net cash provided by/(used in) financing activities	1,780,189	(71,823)	(40,034)	9,094

As of December 31, 2014, we had $55.4 million in available cash and cash equivalents.

Cash Flows – Operating Activities

Net cash provided by operating activities during the 2014 Combined period is primarily attributable to the $56.4 million U.S. Consolidated Group reimbursement from the Predecessor’s Parent company for the utilization of the Company’s 2014 net operating losses. For the 2014 Combined period, the net cash provided by operating activities was also impacted by the timing of payments for certain significant prepaid expenses and accrued liabilities, including insurance, property taxes and contractual concert fees.

Net cash provided by operating activities during the year ended December 31, 2013, is primarily attributable to the $83.1 million U.S. Consolidated Group reimbursement for the utilization of the Company’s 2012 net operating losses, timing of payments for certain significant prepaid expenses and accrued liabilities, including property taxes and IT management contracts, the purchase of higher liquor inventories to take advantage of pricing efficiencies, as well as improved accounts receivable collections.

Cash Flows – Investing Activities

The ordinary and major capital expenditures of $34.3 million incurred for the 2014 Combined period are primarily related to (i) retention and construction payments for certain significant new components of our integrated resort, The Chelsea and Rose. Rabbit. Lie. (our new venues which opened in late-December 2013); and (ii) ordinary capital expenditures.

For the Successor Period, the primary uses of cash for investing activities pertained to the Sale of the Company, which included the net cash paid for the acquisition of approximately $1.77 billion.

The ordinary and major capital expenditures of $75.7 million incurred for the year ended December 31, 2013, are primarily related to (i) construction of certain significant new components of our integrated resort, The Chelsea and Rose. Rabbit. Lie.; and, (ii) ordinary capital expenditures generally associated with new in-room hotel technology.

In addition to direct costs of construction included in construction in progress and ordinary capital expenditures (as applicable) are soft or indirect costs. These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the 2014 Combined period and years ended 2013 and 2012, we capitalized related soft costs in the amount of $1.6 million, $10.3 million and $5.8 million, respectively.

Cash Flows – Financing Activities

In connection with the Class B Sale, on December 19, 2014, the Company terminated its $3.9 billion Credit Facility with Deutsche Bank AG New York Branch. The outstanding balance of the loan thereunder was forgiven at no cost to the Company or its subsidiaries. The Credit Facility was fully forgiven, derecognized, and is presented as a non-cash financing activity in the Predecessor statement of cash flows. In connection with the Sale, the Mortgage Borrowers entered into the Mortgage Loan pursuant to which the Mortgage Borrowers borrowed $875 million. The proceeds of the Mortgage Loan were used to pay a portion of the purchase price payable in the Sale. The Mortgage Loan has an initial maturity date of January 9, 2017, subject to three successive one-year extension options. The Mortgage Loan has an initial floating interest rate equal to LIBOR plus 2.95% per annum. In connection with the Mortgage Loan, Propco purchased an interest rate cap from the Commonwealth Bank of Australia in the notional amount of the Mortgage Loan with a strike rate for LIBOR of 3.74% and a term ending on January 15, 2017, (the “Mortgage Interest Rate Cap”). The Mortgage Loan is secured by a first lien on the Property and all of the other assets of the Mortgage Borrowers, including the Mortgage Interest Rate Cap.

In addition, in connection with the Sale, affiliates of Blackstone entered into two Mezzanine Loans for a total aggregate principal amount of $425 million and a weighted average interest rate of LIBOR plus 7.19% per annum, all of which principal amount was borrowed and used to pay a portion of the purchase price in the Sale. The Company is not a borrower under the Mezzanine Loans, however, the amounts payable under such loans are, in each case, currently secured by a first lien on the direct and indirect equity of Propco and are expected to also include a pledge of the Class B Membership Interests and a call right of the Class A Membership Interests subject, in each case, to approval by the Gaming Commission. The $425 million received from the two Mezzanine Loans were accounted for as a capital contribution from the Members in the Successor Period.

On December 19, 2014, Propco leased the Property (exclusive of the Retained Property for which Nevada Property continues to retain title), to Nevada Property pursuant to the Lease. The Lease has a n initial term expiring on December 31, 2024, subject to two automatic renewals for successive periods of five years each, subject to the Company’s election not to renew. Under the Lease, Nevada Property is obligated to pay to Propco a Fixed Rent equal to $125 million per year, payable in arrears in equal, monthly installments. Each year during the term of the Lease, Nevada Property is also obligated to pay to Propco, as percentage rent, an amount equal to the difference, if positive, between (x) 90% of Operating Income for such year and (y) the Fixed Rent payable with respect to such year. Operating Income is defined under the Lease to Nevada Property’s EBITDA less corporate expenses but before capital expenditures or expenditures for furniture, fixtures and equipment (“CapEx and FF&E”), as each of such items are calculated in accordance with Nevada Property’s financial statements. Under the Lease, all costs and expenses incurred in connection with non-gaming CapEx and FF&E for the leased Property shall be paid by Nevada Property from amounts funded by Propco to Nevada Property for such purposes.

For the Successor Period, the main sources of cash from financing activities included the new borrowings under the new term loans of $875 million, which were primarily used to fund the Sale of the Company, and capital contributions from the Members of $913.2 million.

For the year ended December 31, 2013, the net cash used in financing activities balance of $40.0 million includes $58.1 million in borrowings against the Credit Facility which was offset by related principal repayments totaling $98.1 million. Our draws against the Credit Facility were primarily utilized for construction costs relating to The Chelsea and Rose. Rabbit. Lie. and to a lesser degree, to finance the operations at the Property.

The decrease in net cash provided by financing activities for the year ended December 31, 2012, reflects improved levels of cash flow from operations and reduced major capital expenditures in 2012. The 2012 net cash provided by financing activities balance of $9.1 million represents amounts drawn against our Credit Facility with Deutsche Bank AG New York Branch totaling $34.1 million which were used to pay construction expenses relating to Phase I and Phase II of the Property, construction of the additional high limit gaming area and to finance, in part, the operations at the Property. These draws were offset by repayments during 2012 of principal of $25.0 million.

Liquidity

Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Certain capital expenditure requirements may be necessary to comply with any changes in applicable laws and regulations. We estimate capital expenditures will range between $40.0 million to $50.0 million during the year ended December 31, 2015.

We intend to pay for the capital expenditures through the use of working capital. We may require additional financing to support future growth. Because we are an indirectly owned subsidiary of Blackstone, funding for major capital expenditures may be provided by Blackstone or one of its affiliates.

Short-Term Liquidity Requirements: We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention, normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that operating cash flows generated by the Property will be sufficient to meet our short-term liquidity requirements. Within the next twelve months, short-term liquidity requirements are estimated to be approximately $140.0 million to $150.0 million.

Long-Term Liquidity Requirements: We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next twelve months and believe these requirements consist primarily of funds necessary to finance future renovation projects and to finance ongoing operational costs. We intend to satisfy our long-term liquidity requirements through operating cash flows generated by the Property.

The debt structure described above will require the Company to generate sufficient cash flow to pay the current interest due on the outstanding borrowings on a monthly basis. Since interest rates will reset monthly based on the value of LIBOR at the reset date, the Company will have a variable interest obligation that may cause volatility in our cash flows. In order to control the volatility in our cash flows, we, along with our Members, purchased an interest rate cap from the Commonwealth Bank of Australia.

Off-Balance Sheet Arrangements

In connection with the Sale, affiliates of Blackstone entered into two Mezzanine Loan agreements with JPMorgan Chase Bank, National Association for a total aggregate principal amount of $425 million. The first mezzanine loan (the “Mezzanine A Loan”) was for a principal amount of $295 million, with an interest rate of LIBOR plus 6.5% per annum. The second mezzanine loan (the “Mezzanine B Loan”) was for a principal amount of $130 million, with an interest rate of LIBOR plus 8.75% per annum. The principal amount was borrowed and used, amongst other things, to pay a portion of the purchase price in the Sale. The Company is not a borrower under the

Mezzanine Loan agreements; however, the amounts payable under such loans are, in each case, secured by an equity interest in the Company (for the Mezzanine A Loan) and an equity interest in the entity residing directly above the Company (for the Mezzanine B Loan), among other ancillary rights afforded to equity owners . The Mezzanine Loans are also secured by a lien on the assets held in the segregated cash accounts held with JPMorgan Chase Bank National Association. Refer to Note 17 – Related Party Transactions for further detail on this arrangement.

Contractual Obligations and Commitments

We have loan obligations that we record as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following tables summarize our contractual obligations and other commitments as of the year ended December 31, 2014:

(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage Loan (1)	$875,000	$—	$875,000	$—	$—
Estimated interest payments on loans (2)	367,676	60,793	144,314	162,569	$—
Operating lease obligations (3)	7,180	2,223	2,941	1,407	609
Purchase obligations (4)	129,878	54,552	75,326	—	—
Construction commitments	2,135	2,135	—	—	—

Total	$1,381,869	$119,703	$1,097,581	$163,976	$609

(1)	Interest payments on the Mortgage Loan are estimated using LIBOR plus 2.95% as of December 31, 2014.
(2)	Interest payments on the Mezzanine A Loan is estimated using LIBOR plus 6.5% and the Mezzanine B Loan is estimated using LIBOR plus 8.75% as of December 31, 2014.
(3)	Rent payments to Propco are not included as these are eliminated upon consolidation – refer to Note 2.
(4)	The Company may contract for necessary services up to three years. In many cases, these contracts are subject to cancellation with 90 days notice.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our consolidated financial statements included in Item 8 – “Financial Statements and Supplementary Data.” Of these accounting policies, we believe the following may involve a higher degree of judgment and estimates and complexity.

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

Accounts Receivable and Credit Risk

Accounts receivable, net including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

Property and Equipment, Net

The Company reviews long-lived assets, including finite-life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Our considerations in evaluating the assets for potential impairment included, among other factors, market data on visitation trends, hotel room supply, occupancy rates, average daily rate, and revenue per available room statistics of competitors, gaming revenue trends, obsolescence, and, other economic, legal and regulatory indicators.

In July 2014, the Predecessor announced the closure of the Vegas Nocturne show at Rose. Rabbit. Lie. As a result, the Predecessor determined that certain long-lived assets related specifically to the show may be impaired. Accordingly, the Predecessor estimated the undiscounted future cash flows to be generated from the identified long-lived assets over their remaining useful life to continue to be negative, resulting in a $1.5 million write-down of the identified assets, which is reported as asset impairment in the Predecessor’s consolidated statements of operations for the Predecessor Period. No impairment charges were recorded by the Predecessor during the prior years.

In connection with the Sale of the Company, we accounted for the Sale as a business combination using the acquisition method of accounting whereby the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets and liabilities. The property and equipment was reflected at their estimated fair market values as of the acquisition date – refer to Note 3.

Identity

The Company has established a guest reward program called Identity Membership and Rewards (“Identity”). The program rewards members for the total amount they spend across all the venues and amenities offered at The Cosmopolitan including slot machines and video poker. Members accumulate points to achieve Sterling and Platinum tiers. Our Sterling tier is at 4,000 points and our Platinum tier is at 50,000 points. Members can redeem these points for free play and other free goods and services. In accordance with industry practice, the retail value of redeemed accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The Company accrues for points expected to be earned for free goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other free goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available.

Income Taxes

Successor

As a result of the Sale and beginning on December 19, 2014, no provision has been made for U.S. federal income taxes. The Company is organized as a limited liability company with one member that holds all of the Class B Membership Interests, which have all the economic interests in the Company, Spade Mezz, an affiliate of Blackstone, as described more fully Part I, Item 1- “Business – Sale or Transfer of Members’ Equity Interests and

Corporate Structure.” As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any U.S. federal income taxes resulting from its operations. Accordingly, such taxes are the responsibility of its Member.

Predecessor

Through the period ended December 18, 2014, the Company recorded income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to net operating losses and tax credit carryforwards.

Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence; it is more likely than not that the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods and tax planning alternatives. Although the Company’s operations are in a cumulative loss position for the period ended December 18, 2014, and the three years ended December 31, 2013, 2012 and 2011, the Sale of the Company’s assets will be treated as an asset sale for tax purposes, which is sufficient to realize the existing deferred tax assets as of that date.

Accounting standards also require that the consolidated amount of current and deferred tax expense for a group that files a consolidated tax return be allocated among the group members when those members issue separate financial statements. As previously discussed, effective January 1, 2012, the Company became party to a tax sharing agreement with the U.S. Consolidated Group. The tax sharing agreement requires the Company to pay to the U.S. Consolidated Group its share of its estimated current tax liability calculated on a separate return basis. The Company had tax-effected income of $459.4 million and a tax-effected net operating loss of $56.4 million for the Predecessor Period and the year ended December 31, 2013, respectively. The Company was reimbursed for the utilization of its net operating loss generated in 2013 by the U.S. Consolidated Group in 2014 and settled any intercompany due to/due from Deutsche Bank for the 2014 activity through a contribution to capital (refer to Note 4).

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

Recently Issued Accounting Standards

See the related disclosure in Note 2 to our consolidated financial statements included in Item 8 – “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further details.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The outstanding debt under our Mortgage Loan has a variable interest rate. In connection with the Mortgage Loan, Propco purchased an interest rate cap from the Commonwealth Bank of Australia in the notional amount of the Mortgage Loan with a strike rate for LIBOR of 3.74% and a term ending on January 15, 2017.

Item 8. Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms	46-47

Consolidated Balance Sheets as of December 31, 2014 and 2013	48

Consolidated Statements of Operations for the Successor Period Ended December 31, 2014, the Predecessor Period Ended December 18, 2014 and the Years Ended December 31, 2013 and 2012	49

Consolidated Statements of Members’ Equity/(Deficit) for the Successor Period Ended December 31, 2014, the Predecessor Period Ended December 18, 2014 and the Years Ended December 31, 2013 and 2012	50

Consolidated Statements of Cash Flows for the Successor Period Ended December 31, 2014, the Predecessor Period Ended December 18, 2014 and the Years Ended December 31, 2013 and 2012	51

Notes to Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

To the Members of

Nevada Property 1 LLC:

We have audited the accompanying consolidated balance sheet of Nevada Property 1 LLC and subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, members’ equity (deficit) and cash flows for the period December 19, 2014 through December 31, 2014 (“Successor Period”) and the period January 1, 2014 through December 18, 2014 (“Predecessor Period”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Property 1 LLC and subsidiaries at December 31, 2014 and the consolidated results of their operations and their cash flows for the period December 19, 2014 through December 31, 2014 (Successor Period”) and the period January 1, 2014 through December 18, 2014 (“Predecessor Period”), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 27, 2015

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

To the Members of

Nevada Property 1 LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members’ equity/deficit and cash flows present fairly, in all material respects, the financial position of Nevada Property 1 LLC and its subsidiaries at December 31, 2013 (“Predecessor”), and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 (“Predecessor”) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada

March 21, 2014

NEVADA PROPERTY 1 LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor	Predecessor
	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash on hand	$21,270	$17,470
Cash in bank	34,166	41,190

Total cash and cash equivalents	55,436	58,660
Accounts receivable, net	51,806	53,564
Due from affiliate	—	56,413
Inventories	15,055	14,575
Deferred income taxes	—	11,614
Restricted cash	877	656
Prepaid expenses and other assets	22,534	25,619
Designated cash	31,649	—

Total current assets	177,357	221,101
Property and equipment, net	1,432,298	2,854,990
Goodwill	25,549	—
Intangible assets, net	214,828	9,956
Deferred income taxes	—	83,354
Other assets	35,459	35,421

Total assets	$1,885,491	$3,204,822

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$7,740	$14,403
Interest payable to affiliate	—	9,859
Accrued and other liabilities	102,210	83,046

Total current liabilities	109,950	107,308
Accounts payable - construction	306	5,883
Accounts payable - retention	—	4,059
Accrued and other liabilities - construction	72	7,792
Debt obligations	864,718	3,499,917
Other liabilities	4,189	4,982

Total liabilities	979,235	3,629,941
Commitments and contingencies (Note 11)
Members’ equity/(deficit)	906,256	(425,119)

Total liabilities and members’ equity/(deficit)	$1,885,491	$3,204,822

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor	Predecessor
	Dec. 19, 2014 through Dec. 31, 2014	Jan. 1, 2014 through Dec. 18, 2014	Years Ended December 31,
			2013	2012
Revenues:
Casino	$5,114	$198,133	$155,501	$124,188
Hotel	11,091	299,830	267,640	240,067
Food and beverage	10,223	331,127	313,802	306,225
Entertainment, retail and other	2,029	35,527	34,524	33,042

Gross revenues	28,457	864,617	771,467	703,522
Less — promotional allowances	(7,108)	(147,166)	(118,940)	(108,351)

Net revenues	21,349	717,451	652,527	595,171

Operating expenses:
Casino	5,824	127,453	109,492	104,697
Hotel	904	34,027	39,343	38,628
Food and beverage	6,193	211,263	206,879	208,672
Entertainment, retail and other	2,324	36,855	29,384	29,086
Sales and marketing	980	58,280	60,314	60,746
General and administrative	3,513	101,115	106,347	101,991
Corporate	2,193	49,778	17,824	12,385
Pre-opening	—	—	13,471	—
Loss on disposal of assets	—	118	(674)	652
Asset impairment	—	1,506	—	—
Depreciation and amortization	3,832	161,996	176,375	170,311

Total operating expenses	25,763	782,391	758,755	727,168

Operating loss	(4,414)	(64,940)	(106,228)	(131,997)

Other income (expense):
Net settlements and default income	—	245	323	14,044
Interest and other income	2	49	47	6
Interest expense, net of amount capitalized	(2,499)	(36,397)	(39,909)	(46,992)

Total other income (expense)	(2,497)	(36,103)	(39,539)	(32,942)

Loss before income taxes	(6,911)	(101,043)	(145,767)	(164,939)
Income tax (expense)/benefit	—	(554,385)	50,989	58,368

Net loss	$(6,911)	$(655,428)	$(94,778)	$(106,571)

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY/(DEFICIT)

(In thousands)

Members’ Equity/(Deficit)
Balance at January 1, 2012 (Predecessor)	$(223,770)
Net loss	(106,571)

Balance at December 31, 2012 (Predecessor)	(330,341)
Net loss	(94,778)

Balance at December 31, 2013 (Predecessor)	(425,119)
Capital contributions	3,436,239
Net loss	(655,428)

Balance at December 18, 2014 (Predecessor)	2,355,692
Elimination of Predecessor equity	(2,355,692)

Balance at December 19, 2014 (Predecessor)	$—
Capital contribution in connection with the Sale	$913,167

Balance at December 19, 2014 (Successor)	913,167
Net loss	(6,911)

Balance at December 31, 2014 (Successor)	$906,256

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Predecessor
	Dec. 19, 2014 through Dec. 31, 2014	Jan. 1, 2014 through Dec. 18, 2014	Years Ended December 31,
			2013	2012
Cash flows from operating activities:
Net loss	$(6,911)	$(655,428)	$(94,778)	$(106,571)
Deferred income taxes	—	554,385	(50,989)	(58,368)
Depreciation and amortization	3,832	161,996	176,375	170,311
Asset impairment	—	1,506	—	—
Loss (gain) on disposal of assets	—	118	(674)	652
Bad debt provision	71	10,704	11,903	7,922
Changes in operating assets and liabilities:
Accounts receivable, net	(5,579)	(3,439)	2,712	(29,861)
Due from affiliate	—	56,400	83,105	—
Inventories	(2,060)	1,580	(3,826)	(691)
Prepaid expenses and other assets	(1,805)	2,290	(2,722)	17,271
Designated cash	(31,649)	—	—	—
Accounts payable	(4,434)	(2,229)	5,266	(3,096)
Accrued and other liabilities	7,204	11,168	(1,039)	12,741
Interest payable to affiliate	—	(1,714)	(1,007)	(255)
Restricted cash	(236)	16	895	32,982
Advance condominium deposits	—	—	(372)	(33,878)

Net cash (used in)/provided by operating activities	(41,567)	137,353	124,849	9,159

Cash flows from investing activities:
Net cash paid for acquisition	(1,773,082)	—	—	—
Ordinary capital expenditures	(559)	(17,556)	(17,952)	(7,866)
Capital expenditures for major construction projects	(52)	(16,127)	(57,764)	(38,869)
Proceeds from sale of assets	—	—	750	—

Net cash used in investing activities	(1,773,693)	(33,683)	(74,966)	(46,735)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	—	9,777	58,071	34,094
Principal payments under loan payable to affiliate	—	(81,600)	(98,105)	(25,000)
Borrowings under term loan credit facility, net of discount	864,718	—	—	—
Interest rate cap	203	—	—	—
Contribution from Members	913,167	—	—	—
Debt issuance costs	2,101	—	—	—

Net cash provided by/(used in) financing activities	1,780,189	(71,823)	(40,034)	9,094

Net (decrease)/increase in cash and cash equivalents	(35,071)	31,847	9,849	(28,482)
Cash and cash equivalents at beginning of period	90,507	58,660	48,811	77,293

Cash and cash equivalents at end of period	$55,436	$90,507	$58,660	$48,811

Supplemental disclosure of cash flow information
Cash transactions:
Cash paid for interest due to affiliate, net of interest capitalized	$—	$38,311	$40,918	$47,247
Cash paid for interest due on term loan	$2,044	$—	$—	$—
Non-cash transactions:
Change in accrued additions to construction in progress	$(6)	$(4,802)	$15,854	$31,873
Forgiveness of related party debt	$—	$(3,428,094)	$—	$—

See accompanying notes to consolidated financial statements.

NEVADA PROPERTY 1 LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

Company Overview

Nevada Property 1 LLC, a limited liability company organized in Delaware (“Nevada Property” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”), operates The Cosmopolitan of Las Vegas (the “Property” or “The Cosmopolitan”) which commenced operations on December 15, 2010 (completion of “Phase I”). Prior to December 15, 2010, the Property was in its construction and pre-opening stage.

On December 19, 2014, ownership of Nevada Property changed upon the sale of 100% of the Class B Membership Interests in Nevada Property (the “Class B Membership Interests”) to BRE Spade Mezz 1 LLC, (“Spade Mezz”), an affiliate of Blackstone Real Estate Partners VII L.P. (“Blackstone” or “Parent”), as described more fully below under the heading “Sale or Transfer of Members’ Equity Interests and Corporate Structure.”

The Company’s wholly-owned subsidiaries are Nevada Restaurant Venture 1 LLC (“Nevada Restaurant”), which was formed on November 24, 2009 as a limited liability company in Delaware and Nevada Retail Venture 1 LLC (“Nevada Retail”), which was also formed on November 24, 2009 as a limited liability company in Delaware. Nevada Restaurant leases the Property’s restaurants and the nightclub from the Company and has entered into management agreements with third-party restaurant operators and a nightclub operator to manage and operate their respective establishments at the Property. Nevada Retail leases the retail spaces at the Property from the Company and operates certain of the retail spaces within the Property. In addition, Nevada Retail has also entered into lease agreements with third-party retail operators to manage and operate their respective retail businesses at the Property.

Our mission is to increase our Members value. We seek to increase revenues through enhancing the guest experience by providing our guests with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve margins by focusing on operational excellence and efficiency while meeting our guests’ expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing property, while enhancing the quality of our facilities by pursuing gaming entertainment opportunities we can improve or develop. We intend to diversify our guest demographics and revenue sources by growing our property, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our Members to do so. In making decisions, we consider our Members, guests, team members and other constituents in the community in which we operate. We intend to improve profitability by maintaining strong controls and looking for opportunities to reduce expenses and grow operating cash flow.

We pride ourselves on being an exemplary employer and an upstanding corporate citizen that helps improve the quality of life for our CoStars and the communities in which we operate. We are an active community partner offering assistance to charitable organizations and other worthy causes.

We are also committed to protecting the environment and to being a global leader in sustainable resort development. We develop and implement environmental practices for our resort to protect our natural resources, offer our CoStars a safe and healthy work environment and enhance the resort experiences of our guests. As of December 31, 2014, The Cosmopolitan attained LEED (Leadership in Energy & Environmental Design) Gold equivalency status. In addition to the recognition bestowed on the company’s efficient design and sustainable practices, this status allows us to apply for yearly property tax abatement.

Sale or Transfer of Members’ Equity Interests and Corporate Structure

On December 19, 2014, Nevada Mezz 1 LLC (“Nevada Mezz”), an affiliate of Deutsche Bank, completed its previously announced sale (the “Class B Sale”) of 100% of the Class B Membership Interests to Spade Mezz, an affiliate of Blackstone, for cash consideration of $1.73 billion plus Nevada Property’s working capital as of the closing of the Class B Sale, as determined pursuant to the provisions of the purchase agreement.

On December 18, 2014, BRE Spade Voteco LLC (“Spade Voteco”), received approval from the Nevada Gaming Commission (the “Gaming Commission”) to acquire control of the Company. In connection with such approval, and with the completion of the Class B Sale, on December 19, 2014, Nevada Voteco LLC (“Nevada Voteco”) transferred 100% of the Class A Membership Interests in Nevada Property (the “Class A Membership Interests”) to Spade Voteco for nominal consideration (together with the Class B Sale, the “Sale”).

As a result of the Sale, Spade Voteco now has 100% voting control over Nevada Property through its ownership of all of the Class A Membership Interests and Spade Mezz now holds 100% economic control over Nevada Property through its ownership of all of the Class B Membership Interests. Except as provided by law, the Class B Membership Interests have no voting rights.

In connection with the Sale, the Company completed the following transactions:

•	Nevada Property acquired all of the membership interests in TCOLV Propco LLC (“Propco”), an affiliate entity of Blackstone, through a contribution of such interests from Spade Mezz.

•	Nevada Property transferred its fee simple interest in the Property to Propco, its direct subsidiary at the time of such transfer and leased back such Property from Propco pursuant to a Lease and Operating Agreement, dated as of December 19, 2014, (the “Lease”)

•	Nevada Property distributed all of the membership interests in Propco to Spade Mezz.

•	Nevada Property, Propco, Spade Mezz and certain other affiliates of Blackstone entered into the financing arrangements and agreements described within this Annual Report on Form 10-K.

Spade Voteco and Spade Mezz are collectively referred to as the “Members” within this Annual Report on Form 10-K.

Company History

The original owner of the Property was Cosmo Senior Borrower LLC (“CSB”), a limited liability company organized in Delaware, which acquired the Property from the affiliate, 3700 Associates, LLC, a Delaware limited liability company (the “Previous Owner”), in December 2005. In April 2004, the Previous Owner purchased approximately 8.5 acres of land in Las Vegas, Nevada, in order to develop the Property and to eventually run the business at The Cosmopolitan. A subsidiary of Deutsche Bank AG made a mortgage loan to CSB on December 30, 2005, (“The Cosmopolitan Mortgage Loan”), encumbering the Property. The Cosmopolitan Mortgage Loan went into default on January 15, 2008, and remedies were exercised against CSB.

The Company was formed on July 30, 2008, for the purpose of holding the first lien mortgage loan on the Property and ultimately foreclosing on the Property. On August 29, 2008, the Company, which was on that date an indirect wholly-owned subsidiary of Deutsche Bank AG New York Branch (“Deutsche Bank”), acquired ownership of The Cosmopolitan Mortgage Loan. The Company then acquired the Property at a foreclosure sale for $1 billion on September 3, 2008, and was the owner of the Property until December 18, 2014. In accordance with an operating agreement, the Company shall continue in perpetuity until dissolved upon the election of the Members or through a judicial dissolution under Section 18-802 of the Delaware Limited Liability Company Act.

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

The accompanying consolidated financial statements for Nevada Property 1 LLC include TCOLV Propco LLC (“Propco”), which is a variable interest entity for which the Company is the primary beneficiary, Nevada Property 1 LLC, and Nevada Property 1 LLC’s, wholly own subsidiaries, Nevada Restaurant and Nevada Retail.

As previously noted, the Company is an indirect wholly-owned subsidiary of Blackstone. In the normal course of business, the Company’s operations may include significant transactions conducted with Blackstone or affiliated entities of Blackstone.

References in this report to “Successor” refer to the Company on or after December 19, 2014. References to “Predecessor” refer to the Company on or before December 18, 2014. The consolidated statements of operations statement of members’ equity/deficit and statements of cash flows for the year ended December 31, 2014 are presented in this report for two periods: January 1, 2014 through December 18, 2014, (the “Predecessor Period”) for the Predecessor and December 19, 2014 through December 31, 2014, (the “Successor Period”) for the Successor. The Predecessor Period reflects the historical accounting basis in the Predecessor’s assets and liabilities, while the Successor Period reflects assets and liabilities at fair value determined by allocating the Company’s enterprise value at the date of Sale to its acquired assets and assumed liabilities pursuant to accounting guidance related to business combinations.

Variable Interest Entities

A legal entity is referred to as a variable interest entity if, by design (1) the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. Variable interest entities for which the Company is the primary beneficiary are consolidated.

In accordance with the guidance for the consolidation of variable interest entities, the Company analyzes our variable interests, to determine if an entity in which we have a variable interest is a variable interest entity and whether we must consolidate that variable interest entity. Our analysis includes both quantitative and qualitative reviews.

As noted previously, Propco leased the hotel and other related property, except for casino-related assets for which Nevada Property retains title, (the “Leased Property”), to the Company pursuant to a Lease and Operating Agreement (the “Lease”). The Lease has an initial term expiring on December 31, 2021, subject to two automatic renewals for successive periods of five years each, subject to the Company’s election not to renew. Under the Lease, the Company is obligated to pay to Propco fixed annual rent (“Fixed Rent”) equal to $125 million per year, payable in arrears in equal monthly installments. Each year, during the term of the Lease, the Company is obligated to pay Propco, as percentage rent, an amount equal to the difference, if positive, between (x) 90% of Operating Income, as defined in the Lease, for such year and (y) the Fixed Rent payable with respect to such year. Under the Lease, all costs and expenses incurred in connection with capital expenditure and expenditures for furniture, fixtures and equipment for the Leased Property shall be paid by the Company from amounts funded by Propco to the Company for such purposes.

The Company determined that Propco is a variable interest entity and the Company is the primary beneficiary; therefore, the Company has consolidated Propco in the Successor Period.

Pushdown Accounting

As previously noted, the Company is an indirect wholly-owned subsidiary of Blackstone. As a result of the Sale, the Company elected to apply pushdown accounting to reflect Spade Mezz’s basis of accounting for the acquired assets and assumed liabilities of the Company. In the normal course of business, the Company’s operations may include significant transactions conducted with Blackstone or affiliated entities of Blackstone. The Company is not a borrower under the Mezzanine Loans; however, the amounts payable under such loans are, in each case, secured by a first lien on the direct and indirect equity of Propco and are expected to also include a pledge of the Class B Membership Interests and a call right of the Class A Membership Interests subject, in each case, to approval by the Gaming Commission. Further, the Company is required to pay interest on the Mezzanine Loans; however, the Company is not a borrower, nor is the Company joint and several liable for the Mezzanine Loans; therefore, in accordance with ASU 2014-17, Business Combination (Topic 805): Pushdown Accounting, the Mezzanine Loans are not included as a liability on the consolidated balance sheet of the Company as of December 31, 2014 (refer to Note 12 for further discussion).

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

Restricted Cash

Restricted cash totaled $0.9 million as of December 31, 2014. A portion of restricted cash consisted of $0.4 tokes (tips) earned by our CoStars in the Company’s slot and table games departments and $0.5 million represents the cash account funded to our partner to be used for certain capital expenditures. In addition, a cash account was established to satisfy the terms and requirements of the Mortgage Loan arrangement with JPMorgan Chase Bank, National Association, as lender. Because no funding requirements were required for the Successor Period, the balance of that account at December 31, 2014, was $0. Terms of the arrangements require that income generated from the Property and casino operations flow to specific identified accounts managed by the lender. Such amounts are invested by JPMorgan Chase Bank, National Association in securities permitted pursuant the terms of the respective agreement for the benefit of the lender. The lender has a first priority security interest in these accounts subject to certain stipulations by the gaming laws for casino related accounts.

Designated Cash

As of December 31, 2014, the Company established a designated cash account which consists primarily of the estimated excess net working capital as a result of the Sale and amounts funded by the Predecessor to fund payments for certain executives under the various executive incentive plans. The designated cash balance at December 31, 2014, is comprised of $23.5 million of estimated excess net working capital and $8.2 million for incentive awards under the Exit Award Plan, Management Incentive Plan and Retention Bonus Plan (refer to Note 9 for further discussion).

Accounts Receivable and Credit Risk

Accounts receivable, net including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.

The activity related to the allowance for accounts receivable for the periods below is as follows (in thousands):

	Successor
	Period December 19, 2014 through December 31, 2014
	Beginning Balance	Write-offs, Net of Recoveries	Provision	Ending Balance
Allowance for doubtful accounts (1)	$—	$71	$(71)	$—

	Predecessor
	Period January 1, 2014 through December 18, 2014
	Beginning Balance	Write-offs, Net of Recoveries	Provision	Ending Balance
Allowance for doubtful accounts	$(5,154)	$7,592	$(10,704)	$(8,266)

	Predecessor
	Year Ended December 31, 2013
	Beginning Balance	Write-offs, Net of Recoveries	Provision	Ending Balance
Allowance for doubtful accounts	$(8,768)	$15,517	$(11,903)	$(5,154)

	Predecessor
	Year Ended December 31, 2012
	Beginning Balance	Write-offs, Net of Recoveries	Provision	Ending Balance
Allowance for doubtful accounts	$(3,746)	$2,900	$(7,922)	$(8,768)

(1)	As part of the adoption of purchase accounting related to the Sale of the Company, refer to Note 3, the accounts receivable were recorded at their fair value.

Inventories

Inventories consist of retail merchandise, food and beverage items which are stated at the lower of cost or market value. Cost is determined by the weighted average identification method.

Derivative Financial Instruments

The Company has managed its market risk, including interest rate risk associated with variable rate borrowings, with the use of a derivative financial instrument. The fair value of the derivative financial instrument is recognized as an asset or liability at each balance sheet date, with changes in fair value affecting net loss. The Company’s interest rate cap did not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are presented as an increase (decrease) in interest expense in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

The Company applies the provisions of FASB Topic 820, “Fair Value Measurements” (Topic 820) to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Topic 820 also established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

•	Level 1 - quoted prices in an active market for identical assets or liabilities;

•	Level 2 - quoted prices in an active market for similar assets or liabilities, inputs other than quoted prices that are observable for similar assets or liabilities, inputs derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3 - valuation methodology with unobservable inputs that are significant to the fair value measurement.

The carrying values of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The carrying value of the Company’s debt at December 31, 2014, is consistent with fair value due to the variable interest rates in place.

Deferred Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized using the effective interest method to interest expense over the terms of the related debt agreements $0.2 million of deferred financing costs were amortized to interest expense during the Successor Period. Unamortized deferred financing costs of $2.0 million and $10.4 million were included in other non-current assets and debt discount, respectively, on the consolidated balance sheet as of December 31, 2014.

Property and Equipment, Net

Property and equipment are stated at the lower of cost or fair value. As part of the purchase accounting in connection with the Sale of the Company, the estimated useful lives of property and equipment were evaluated based on their remaining economic life and modified their estimated useful lives. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

Building and improvements	29 years
Land improvements	11 years
Furniture, fixtures and equipment	4 to 6 years

Leasehold improvements are generally amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term.

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

Interest and property taxes are capitalized to CIP when development activities commence, and end when the qualifying assets are ready for their intended use. Sales and marketing costs are expensed as incurred. Capitalized project costs are allocated to specific venues within the Property using specific identification where feasible. Costs that are not specifically attributable to a particular venue will be allocated using methodologies deemed appropriate to the cost and areas benefited at the completion of the project.

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

In July 2014, the Predecessor announced the closure of the Vegas Nocturne show at Rose. Rabbit. Lie. As a result, the Predecessor determined that certain long-lived assets related specifically to the show may be impaired. Accordingly, the Predecessor estimated the undiscounted future cash flows to be generated from the identified long-lived assets over their remaining useful life to continue to be negative, resulting in a $1.5 million write-down of the identified assets, which is reported as an asset impairment in the Predecessor’s consolidated statements of operations for the Predecessor Period. No impairment charges were or recorded by the Predecessor during the prior years.

As discussed in Note 3, at the acquisition date, property and equipment was revalued to their estimated fair market values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets.

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use.

Goodwill and Intangibles

We have $240.4 million in goodwill and other intangible assets in our consolidated balance sheet at December 31, 2014, resulting from the Sale. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair market values on the date of acquisition. We determined the estimated fair market values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. The excess of the purchase price over the fair values of the identifiable, tangible and intangible assets acquired and liabilities assumed is allocated to goodwill. Intangible assets determined to have a finite life are amortized on a straight-line basis over the determined useful life of the asset as follows:

•	Trade name – 30 years

•	Customer distribution arrangement - 16 years, based on the remaining terms of the agreement

•	Backlog – 2 years

•	Customer relationships – 3 years

•	Property easement – 5 years, based on the remaining life of the easement right

The Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Goodwill is reviewed for impairment annually on the first day of the Company’s fourth fiscal quarter (October 1) or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, or a loss of key personnel.

Deferred Revenue

The Company records deposits received under condominium hotel sale agreements as deferred revenue. Interest earned on escrow deposits is deferred and will be recognized in other income within the consolidated statement of operations at closing or any other termination of the sales contract, except in the case of a proven default by the Company. Income resulting from legal settlements reached with the condominium hotel purchasers or arising due to buyer default is recognized within other income within the consolidated statement of operations (refer to Note 15).

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

The Company has established a guest reward program called the Identity Membership and Rewards Program to reward members for the total amount they spend across all the venues and amenities offered at The Cosmopolitan. Reward members can redeem these points for free play and other free goods and services. In accordance with industry practice, the retail value of redeemed accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances.

The Company accrues for points expected to be earned for free goods and services as an operating expense within the respective department. The accruals are based on estimates and assumptions regarding the mix of free play and other free goods and services that will be redeemed and the costs of providing those benefits. Management continually assesses these estimates and assumptions against actual data as it becomes available. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2014 and 2013, we had accrued $1.5 million and $2.7 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in accrued and other liabilities in our consolidated balance sheets.

The estimated departmental cost of providing promotional allowances for the Successor Period, Predecessor Period and the years ended December 31, 2013 and 2012, which are included primarily in casino operating expenses, are as follows:

	Successor	Predecessor
	Dec. 19, 2014 through Dec. 31, 2014	Jan. 1, 2014 through Dec. 18, 2014	Years Ended December 31,
(In thousands)			2013	2012
Hotel	$703	$14,722	$11,535	$11,558
Food and beverage	1,390	21,548	18,122	9,877
Entertainment, retail and other	510	1,854	759	799

	$2,603	$38,124	$30,416	$22,234

Gaming Taxes

The Company is subject to taxes based on gross casino revenues. These gaming taxes are recorded as an expense within the “Casino” line item in the accompanying consolidated statements of operations. These taxes totaled $0.4 million, $15.1 million, $12.3 million and $9.9 million for the Successor Period, Predecessor Period and for the years ended 2013 and 2012 respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $0.6 million, $40.4 million, $47.4 million and $37.2 million, for the Successor Period, Predecessor Period, and for the years ended December 31, 2013 and 2012 respectively.

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

Classification of Certain Short Term Obligations

The Company has classified construction-related payables totaling $0.4 million and $17.7 million as of December 31, 2014 and 2013, respectively, as long-term liabilities as they are financed by the Company’s long-term loan payable to affiliate and therefore will not require the use of working capital.

Income Taxes

Successor

As a result of the Sale and beginning on December 19, 2014, no provision has been made for U.S. federal income taxes. The Company is organized as a limited liability company with one member that holds all of the Class B Membership Interests, which have all the economic interests in the Company, Spade Mezz, an affiliate of Blackstone, as described more fully in Part I, Item 1– “Business – Sale or Transfer of Members’ Equity Interests and Corporate Structure.” As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any U.S. Federal income taxes resulting from its operations. Accordingly, as such taxes are the responsibility of its Member.

Predecessor

Through the period ended December 18, 2014, the Company recorded income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to net operating losses and tax credit carryforwards.

Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence; it is more likely than not that the deferred tax assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. Although the Company’s operations are in a cumulative loss position for the period ended December 18, 2014, and the two years ended December 31, 2013, and 2012, the Sale of the Company’s assets, will be treated as an asset sale for tax purposes, which is sufficient to realize the existing deferred tax assets as of that date.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers. ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of certain nonfinancial assets. ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management is currently assessing the impact of the adoption of this accounting pronouncement on the Company’s consolidated financial statements in future periods.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). ASU No. 2014-15 requires management to provide an interim and annual assessment concerning an entity’s ability to continue as a going concern, and also requires disclosures under certain circumstances. ASU No. 2014-15 is effective for fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. It is currently management’s intent to adopt this accounting pronouncement upon the effective date.

During the fourth quarter of 2014, ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting (“ASU 2014-17”) was issued. ASU 2014-17 gives all entities the option to apply pushdown accounting when they are acquired by another entity. In conjunction with the issuance of ASU 2014-17, the SEC eliminated its guidance related to pushdown accounting. The ASU was effective upon issuance. See our application of ASU 2014-17 within the ‘Pushdown Accounting’ section of this Note as well as Note 3, Purchase Accounting in Connection with the Sale of the Company.

No other new accounting pronouncements issued or effective during have had or are expected to have a material impact on the Company’s financial position or results of operations.

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

3. Purchase Accounting in Connection with the Sale of the Company

As discussed in Note 1 to the consolidated financial statements, on December 19, 2014, Nevada Mezz , an affiliate of Deutsche Bank, completed its previously announced sale of the Company to Spade Mezz , an affiliate of Blackstone for cash consideration of $1.73 billion plus an estimate of the Company’s working capital as determined pursuant to the provisions of the purchase agreement.

The contractual purchase price of $1.73 billion plus an estimated excess net working capital of $43.0 million resulted in an aggregate purchase price of $1.77 billion. The Sale was accounted for as a business combination using the acquisition method of accounting whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. As discussed in Note 2, in accordance with ASC 805, Business Combination, the Company elected to apply pushdown accounting. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the assets or liabilities. The excess of the purchase price over those fair values is recorded as goodwill.

The following table reflects the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands).

Current and other assets	$174,703
Property and equipment, net	1,433,898
Goodwill	25,549
Intangible assets, net	216,344
Other non-current assets	34,223

Total assets	$1,884,717

Current liabilities	$(107,152)
Other long-term liabilities	(4,483)

Total liabilities	(111,635)

Total equity purchase price	$1,773,082

The following table summarizes the fair values of property and equipment:

As Recorded at Fair Value
(in thousands)
Land and land improvements	$107,352
Buildings and improvements	1,206,237
Furniture, fixtures and equipment	108,734
Construction in progress	11,575

Total property and equipment	$1,433,898

The following table summarizes the fair values assigned to the intangible assets:

As Recorded at Fair Value
(in thousands)
Trade name	$100,000
Customer distribution agreement	21,000
Backlog	48,000
Customer relationships	39,000
Property easement	8,344

Total intangibles	$216,344

The trade name was valued using the relief-from-royalty method, a form of the income approach (Level 3). The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset.

The customer distribution agreement and customer relationships were valued using a with-or-without method, a form of the income approach (Level 3). In this method, fair value is measured by the lost profits associated with the period of time necessary to recreate the subject asset. The method involves a comparison of the cash flows assuming as if the subject assets were in place versus as if the subject assets were to be recreated.

Our convention backlog was valued using the multi-period excess earnings method, a form of the income approach (Level 3). This method calculates the value based on the risk-adjusted present value of the cash flows specific to the backlog, allowing for a reasonable return to be realized after backing out returns for the other assets that contribute to the underlying cash flows.

As a result of the Sale, we recorded $25.5 million of goodwill at December 19, 2014. Goodwill was primarily attributed to enhanced financial scale, opportunities for synergies and opportunities with other Blackstone related companies and other strategic benefits. Some of the values and amounts used in the initial application of purchase accounting for our consolidated balance sheet were based on estimates and assumptions.

The following unaudited pro forma consolidated financial information assumes that the Sale was completed at the beginning of 2013 (in thousands).

	December 31,
	2014	2013
Net revenues	$738,800	$652,527
Operating expenses	727,363	691,030
Operating income/(loss)	11,437	(38,503)
Other income (expense)	(27,888)	(27,813)
Loss before income taxes	(16,451)	(66,316)
Income tax (expense)/benefit	—	—

Net loss	$(16,451)	$(66,316)

The Parent paid for all acquisition related costs which were not pushed down to the Company. The unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the Sale been completed at the beginning of the periods, or of future results.

4. Income Taxes

As a result of the Sale and beginning on December 19, 2014, no provision has been made for U.S. federal income taxes. The Company is organized as a limited liability company with one member that holds all of the Class B Membership Interests, which have all the economic interests in the Company, Spade Mezz, an affiliate of Blackstone, as described more fully in Part 1, Item 1– “Business – Sale or Transfer of Members’ Equity Interests and Corporate Structure.” As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any U.S. federal income taxes resulting from its operations. Accordingly, such taxes are the responsibility of its Member.

Prior to December 19, 2014, the Company, a single member limited liability company, was part of the Corporate Consolidated Tax Group (the “U.S. Consolidated Group”) owned by Deutsche Bank.

Accounting standards require that the consolidated amount of current and deferred tax expense for a group that files a consolidated tax return be allocated among the group members when those members issue separate financial statements. The amounts paid to the Company in 2014 and payable to the U.S. Consolidated Group in 2015 under the terms of the tax sharing agreement is further disclosed in Note 17.

The components of the income tax (expense) benefit for the Successor Period, Predecessor Period and the years ended December 31, 2013 and 2012 are as follows:

	Successor	Predecessor
	Dec. 19, 2014 through Dec. 31, 2014	Jan. 1, 2014 through Dec. 18, 2014	Years Ended December 31,
(In thousands)			2013	2012
Current income tax (expense)/benefit	$—	$(459,417)	$—	$—
Deferred income tax (expense) benefit	—	(94,968)	50,989	58,368

Total income (expense) tax benefit	$—	$(554,385)	$50,989	$58,368

As of the date of the Sale, the Company had a loan and interest payable to Deutsche Bank that was treated as a capital contribution for financial accounting purposes. For tax accounting purposes, only a portion of the loan and interest payable was treated as a capital contribution; the remaining amount was treated as cancellation of debt income.

The reconciliation of the statutory federal income tax rate and the Company’s annual effective tax rate are as follows:

	Successor	Predecessor
	Dec. 19, 2014 through	Jan. 1, 2014 through	Years Ended December 31,
(In thousands)	Dec. 31, 2014	Dec. 18, 2014	2013	2012
Statutory federal income tax rate	—	(35.0%)	(35.0%)	(35.0%)
Increase (decrease) in rate resulting from:
Cancellation of debt income	—	584.3%	—	—
Permanent differences	—	0.2%	0.2%	0.1%
Return to provision	—	—	—	(0.3%)
Tax credits	—	(0.8%)	(0.2%)	(0.1%)

Effective tax rate	—	548.7%	(35.0%)	(35.3%)

As of December 31, 2013 and 2012, $122.6 million of the Company’s net deferred tax asset balance relates to its net operating loss incurred during 2011, which is subject to special tax rules which may limit their usage under the Separate Return Limitation Year (“SRLY”) rules. For the year ended December 31, 2011, the Company had generated $351.1 million of federal net operating loss carryforwards which expires in 2031. The sale of the Company’s assets will be a taxable transaction sufficient to realize the existing deferred tax assets as of that date.

The primary tax affected components of the Company’s net deferred tax assets (liabilities) are as follows:

	Successor	Predecessor
(In thousands)	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$—	$122,596
Pre-opening expenses	—	32,400
Other	—	11,949

	—	166,945
Deferred tax liability:
Property and equipment	—	(71,977)

Deferred tax asset, net	$—	$94,968

The Company’s material tax jurisdiction is the United States. The U.S. Consolidated Group’s 2007 to 2009 income tax returns are currently under examination. During the quarter ended June 30, 2013, the IRS notified the Company that its 2011 standalone federal income tax return was selected for examination. However, no audit has commenced nor has the Company been notified of additional action by the IRS to date. The Company believes that it has no uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. For the tax period ended December 18, 2014, there were no accrued penalties and/or interest.

5. Accounts Receivable, Net

Accounts receivable, net consists of the following:

	Successor	Predecessor
(In thousands)	December 31, 2014	December 31, 2013
Casino	$26,244	$29,279
Hotel	16,393	19,104
Other	9,169	10,335

	51,806	58,718
Less: allowance for doubtful accounts	—	(5,154)

	$51,806	$53,564

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

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	Successor	Predecessor
(In thousands)	December 31, 2014	December 31, 2013
Prepaid expenses	$15,754	$20,604
Other assets	6,780	5,015

	$22,534	$25,619

Prepaid expenses as of December 31, 2014 and 2013 consist primarily of expenses relating to insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other assets as of December 31, 2014 and 2013 consist primarily of imprest funds relating to our partner restaurants and security deposits.

7. Property and Equipment, Net

Property and equipment, net are stated at the lower of cost or fair value and consist of the following:

	Successor	Predecessor
(In thousands)	December 31, 2014	December 31, 2013
Land and land improvements	$107,352	$110,454
Buildings and improvements	1,206,191	2,743,416
Furniture, fixtures and equipment	108,734	493,221
Construction in progress	12,337	6,652
Less: accumulated depreciation	(2,316)	(498,753)

	$1,432,298	$2,854,990

Depreciation expense of $2.3 million, $162.0 million, $174.7 million and $168.6 million was incurred during Successor Period, Predecessor Period, and the years ended December 31, 2013 and 2012, respectively.

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. Interest of $0.0 million, $0.3 million, $0.3 million and $0.0 million was capitalized during the Successor Period, Predecessor Period, and the years ended December 31, 2013 and 2012, respectively.

In July 2014, the Predecessor announced the closure of the Vegas Nocturne live entertainment performance show at Rose. Rabbit. Lie. As a result, the Predecessor determined that certain long-lived assets related specifically to the show may be impaired. Accordingly, the Predecessor estimated the undiscounted future cash flows to be generated from the identified long-lived assets over their remaining useful life to continue to be negative, resulting in a $1.5 million write-down of the identified assets, which was reported as asset impairment in the Predecessor’s consolidated statements of operations for the Predecessor Period. No impairment charges were recorded by the Predecessor during the prior year periods.

8. Goodwill and Intangibles

Goodwill consists of the following:

Successor
(In thousands)	December 31, 2014
Goodwill	$25,549
Less: accumulated impairment	—

$25,549

Intangible assets, net consist of the following:

	Successor	Predecessor
(In thousands)	December 31, 2014	December 31, 2013
Trade name	$100,000	$—
Customer distribution agreement	21,000	—
Backlog	48,000	—
Customer relationships	39,000	—
Property easement	8,344	15,039
Less: accumulated amortization	(1,516)	(5,083)

	$214,828	$9,956

The above amounts as of December 31, 2014, include net fair value adjustments recorded as part of purchase accounting that increased the aggregate carrying value of intangible assets and resulted in the recognition of $25.5 million in goodwill as of the Closing Date (refer to Note 3).

Upon the application of purchase accounting, on the Closing Date, the Company recognized $208.0 million in previously unrecognized definite life intangibles.

Intangibles are amortized over the respective useful lives of the assets ranging from two to thirty years. Amortization expense related to intangibles was $1.5 million and $1.6 million for the Successor Period and Predecessor Period, and $1.7 million for each of the years ended December 31, 2013 and 2012. The weighted-average amortization period for the Company’s intangibles is 17 years as of December 31, 2014. The estimated amortization expense on definite life intangibles for each of the next five years and thereafter is as follows:

Years ended December 31,
(in thousands)
2015	$43,317
2016	42,477
2017	18,862
2018	6,317
2019	6,247
Thereafter	97,608

9. Restricted and Designated Cash

Restricted cash consists primarily tokes (tips) earned by our CoStars in the Company’s slot and table games departments and the cash account funded by our partner to be used for certain capital expenditures. The restricted cash balance at December 31, 2014, is comprised of $0.4 million of tokes and $0.5 million of partner’s restaurants capital expenditures. There were no advance condominium deposits at December 31, 2014. At December 31, 2013, the restricted cash balance is comprised of $0.3 million of advance condominium deposits and $0.4 million of tokes. The December 31, 2013, advance condominium balance of $0.3 million is composed of $0.3 million in principal and $0.0 million in interest.

As of December 31, 2014, the Company established a designated cash account which consists of the estimated excess net working capital as a result of the Sale ($23.5 million) and amounts designated by the Predecessor to fund payments for certain executives under the Exit Award Plan, Management Incentive Plan and Retention Bonus Plan ($8.2 million).

Pursuant to the terms of the Mortgage Loan agreements described in Note 12, the Company is required to establish, and maintain certain specified cash accounts through the term of the Mortgage Loan and Mezzanine Loans. These accounts held with an independent third party agent (and assuming no event of default has occurred), include: (i) a “lockbox account,” which houses certain rents and other revenues from the Property and its operations, with the exception of income from casino or gaming operations; (ii) a “concentration account,” which houses certain rents and other revenues from the Property and its operations and which houses all of the amounts transferred from the lockbox account and casino account. Transfers from the lockbox account are required to be made not less than once every business day throughout the term of the loans. Transfers from the casino account are required to be made not less than two times per week throughout the term of the loans; and (iii) “casino accounts,” shall be established and maintained to hold all of the income derived from casino operations, less casino operating expenses and any amounts required under gaming liquidity requirements to be maintained on-site at the property in compliance with gaming regulations. For the purpose of the operation of the Company the cash accounts in (i) and (ii) mentioned above have been combined. A separate credit card depository account has also been established as part of the cash accounts requirements of the Mortgage Loan agreement. Amounts held in the aforementioned accounts may be invested in securities permitted by the loan documents. The Mortgage Loan lender has a first priority security interest in these accounts subject to certain stipulations related to gaming laws for casino related accounts. Accordingly, amounts funded to these accounts have been classified within our consolidated balance sheets as restricted cash.

The amounts funded, and to be funded, to these cash accounts are subject to terms included in the Mortgage Loan agreements and is to be released to us subject to certain conditions specified therein being met. To the extent that an event of default was to occur as determined by the terms of such agreements, there are additional requirements and restrictions placed on the cash accounts.

10. Other Assets

Other long-term assets primarily consist of the Company’s base stock of china, glassware, uniforms, etc., as well as the loss payout account for its owner controlled insurance program (“OCIP”).

The Company maintained a comprehensive OCIP that provided insurance coverage for the Property during construction. The program provided the following coverage: workers’ compensation, primary general liability, excess liability, contractors’ pollution legal liability, builders’ risk and project professional liability. The general contractor and all of the subcontractors working on the Property were required to enroll in the program.

The Company is exposed on a first dollar loss basis for claims filed under either the workers compensation or general liability portions of the program. The Company retains the first $250,000 of the builders’ risk of loss, and $500,000 of each general liability, employer’s liability and workers’ compensation claims. Claims that exceed the maximum loss amount of $500,000 per claim are covered by a traditional insurance program. The loss payout account receives interest at a rate based on the terms of the policy.

We also maintain a reserve for workers’ compensation claims incurred but not reported (“IBNR”). The IBNR reserve estimate is determined on our actual historical expense experience and reporting patterns. The total reserve for the respective periods of December 31, 2014 and 2013 was $1.5 million and $1.9 million.

The Company is exposed on a first dollar loss basis for claims filed under either the workers compensation or general liability portions of the OCIP. The Company retains the first $250,000 of the builders’ risk of loss, and $500,000 of each general liability, employer’s liability and workers’ compensation claims. Claims that exceed the maximum loss amount of $500,000 per claim are covered by a traditional insurance program. The loss payout account receives interest at a rate based on the terms of the policy. The loss payout account will remain open and continue to pay claims until all claims are paid and closed or until the Company’s obligations have been met. The completed operations and professional liability claims period remains open for ten years following the completion of the Property in compliance with Nevada regulations. For insurance coverage purposes, the project completion date was established as December 1, 2010. Workers’ compensation claims remain open until all claims are settled or benefits paid. Once all claims are paid and all obligations are settled, any residual funds in the loss payout account will be returned to the Company. The Company believes the existing balance in the loss payout account of $19.3 million at December 31, 2014, is sufficient to pay all existing and expected future claims related to the Property.

The table below summarizes the activity in the loss payout account:

(In thousands)
Balance as of December 31, 2012	$22,223
Payments relating to:
Current year	—
Prior years	(1,779)
Interest earned	11
Premium refund	(965)

Balance as of December 31, 2013	$19,490
Payments relating to:
Current year	—
Prior years	(223)
Interest earned	5

Balance as of December 31, 2014	$19,272

The net balance of deposits in the loss payout account is classified as other non-current assets in the accompanying consolidated balance sheets. Refer to Note 20 for subsequent event pertaining to the OCIP fund balance.

11. Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	Successor	Predecessor
(In thousands)	December 31, 2014	December 31, 2013
Accrued accounts payable	$10,782	$12,846
Accrued payroll costs	28,844	21,566
Deposits - patrons	7,272	5,098
Advance deposits	14,422	12,896
Chip liability	5,234	5,767
Taxes payable	6,473	7,147
Other liabilities	29,183	17,726

	$102,210	$83,046

During the Predecessor Period, the Company recognized $9.1 million, $7.8 million and $1.2 million, respectively, in expense related to The Cosmopolitan of Las Vegas Management Incentive Award Plan, The Cosmopolitan of Las Vegas Exit Award Plan and The Cosmopolitan of Las Vegas Retention Bonus Plan associated with the signing of the purchase agreement relating to the Sale. These amounts were included within corporate operating expenses on the consolidated statements of operations.

12. Debt Obligations

The significant components of our long-term debt are as follows:

	Successor	Predecessor
(In thousands)	December 31, 2014	December 31, 2013
Non-current long-term debt
Mortgage Loan (term loan), net of discount (1)	$864,718	$—
Loan Payable to Affiliate	—	3,499,917

Long-term debt	$864,718	$3,499,917

(1)	Certain affiliates of Blackstone Real Estate Partners VII LP have provided a guaranty of certain customary non-recourse carve-out liabilities in connection with the Mortgage Loan. The discount on the loan is comprised of $10.4 million of debt issuance costs, net, paid directly to the lender.

Mortgage Loan Agreement

The Company and Propco entered into a Mortgage Loan agreement, dated as of December 19, 2014, with JPMorgan Chase Bank, National Association pursuant to which the Company borrowed $875 million under a term loan. The proceeds of the Mortgage Loan were used to pay a portion of the purchase price payable in the Sale. The Mortgage Loan has an initial maturity date of January 9, 2017 and the Company has the unilateral right to three successive one-year extension, subject to customary debt covenant compliance requirements. The Mortgage Loan has an initial interest rate equal to LIBOR plus 2.95% per annum. As of December 31, 2014, LIBOR was 0.165% and the total rate was 3.12%. The Mortgage Loan is secured by a first lien on the Property and all of the other assets of the Company, including the Mortgage Interest Rate Cap as described in Note 13. Issuance costs of $2.1 million related to the issuance of the Mortgage Loan were paid with the proceeds of the Mortgage Loan and have been reflected as other assets on the consolidated balance sheet as of December 31, 2014.

Pursuant to the terms of the Mortgage Loan, the Company is required to establish and maintain certain specified cash accounts through the term of the Mortgage Loan. Refer to Note 9 for further detail.

Loan Payable to Affiliate

Prior to the Sale to an affiliate of Blackstone on December 19, 2014, the Company maintained a $3.9 billion credit facility (the “Credit Facility”) with Deutsche Bank AG Cayman Islands Branch (“DBCI”), a branch of Deutsche Bank AG. On March 3, 2010, $1.6 billion of this Credit Facility was converted into a committed line of credit. Borrowings on this facility carried an interest rate of the three-month London Interbank Offering Rate (“LIBOR”) plus a margin.

Prior to the opening of the Property on December 15, 2010, the LIBOR margin was 0 basis points (0.0%). Subsequent to December 15, 2010, the LIBOR margin was 85 basis points (0.85%). LIBOR is determined two days in advance of the funding based on publicly available quotes published by Reuters. Interest is calculated on the basis of actual days outstanding over a 360-day year.

Prior to the opening of the Property on December 15, 2010, interest on the loan was added to the principal loan balance. At the opening of the Property, the outstanding balance of the Credit Facility from DBCI, including all unpaid interest, was converted into a five year term loan. Interest on the loan was payable in arrears and due and payable on the first business day of each quarter. Principal repayment was also deemed be due on the fifth year anniversary of the term loan.

Under the terms of our credit agreements, proceeds from these credit facilities were permitted to be used to pay for (i) the costs of constructing and completing the Property, (ii) Property operating deficits and, (iii) payment of interest on the loan to the extent that cash flow from the Property is insufficient to pay same after paying the cost of operating the Property. All outstanding debt became due and payable upon a change of control of the Company.

During the Predecessor Period, the Company utilized net operating funds for a principal repayment totaling $81.6 million of our Credit Facility.

As of the date of the Sale, the Company had $3.5 billion outstanding under the Credit Facility with Deutsche Bank. Concurrent with the consummation of the Sale, the outstanding debt was forgiven and was accounted for by the Company as a capital contribution by the Member in the Predecessor Period.

Refer to the table below for the scheduled maturities of long-term debt for the next five years.

(In thousands)	As of December 31, 2014
2015	$—
2016	—
2017	875,000
2018	—
Thereafter	—

Total future maturities of long-term debt	$875,000

13. Interest Rate Cap Agreement

In connection with the Sale, the Company entered into an interest rate cap agreement in order to manage interest rate risk relating to its Mortgage Loan Agreement. This interest rate cap agreement modified the Company’s exposure to interest rate risk by maximizing the amount of interest to be paid on a portion of the Company’s floating-rate debt. This interest rate cap essentially fixed the interest rate at the percentage noted below; however, changes in the fair value of the interest rate swap for each reporting period have been recorded as an increase (decrease) in swap fair value in the accompanying consolidated statements of operations as the interest rate swap did not qualify for hedge accounting.

The Company measured the fair value of its interest rate cap on a recurring basis pursuant to accounting standards for fair value measurements. These standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes this interest rate cap as Level 2. The fair value of the Company’s interest rate cap agreement was $0.2 million as of December 31, 2014 and was included in other non-current assets in the accompanying consolidated balance sheets.

The Company’s interest rate cap agreement intended to hedge a portion of the underlying interest rate risk on borrowings under the Mortgage Loan Agreement. Under this interest rate cap agreement, the Company paid $0.4 million for a maximum interest rate of 3.74% on $875 million of borrowings under the Mortgage Loan Agreement in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment.

14. Lease Obligations

The Company leases office space, parking, warehousing space and office equipment under various operating lease arrangements. As of December 31, 2014, the Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows:

(In thousands)
2015	$2,223
2016	1,152
2017	986
2018	803
2019	695
2020	712
Thereafter	609

Total	$7,180

Operating lease payments totaled $0.1 million, $2.5 million, $2.4 million and $2.3 million for the Successor Period, Predecessor Period, and the years ended December 31, 2013 and 2012, respectively. Lease payments made in support of sales and pre-opening activities were recognized as expenses. Payments attributable to the construction of the Property were capitalized in construction in progress.

Lease and Operating Agreement

On December 19, 2014, Propco leased the Leased Property (exclusive of the Retained Property for which Nevada Property continues to retain title), to Nevada Property pursuant to the Lease, which governs payments Nevada Property is required to make for its use and operation of the Property. The Lease has an initial term expiring on December 31, 2024, subject to two automatic renewals for successive periods of five years each, subject to the Company’s election not to renew. Under the Lease, Nevada Property is obligated to pay to Propco fixed annual rent (“Fixed Rent”) equal to $125 million per year, payable in arrears in equal, monthly installments. Each year during the term of the Lease, Nevada Property is also obligated to pay to Propco, as percentage rent, an amount equal to the difference, if positive, between (x) 90% of Operating Income for such year and (y) the Fixed Rent payable with respect to such year. Operating Income is defined under the Lease to Nevada Property’s EBITDA less corporate expenses but before capital expenditures or expenditures for furniture, fixtures and equipment (“CapEx and FF&E”), as each of such items are calculated in accordance with Nevada Property’s financial statements. Under the Lease, all costs and expenses incurred in connection with non-gaming CapEx and FF&E for the leased Property shall be paid by Nevada Property from amounts funded by Propco to Nevada Property for such purposes. As discussed in Note 1, the operations of Propco and Nevada Property are consolidated for financial reporting purposes; therefore, these lease payments are eliminated upon consolidation.

15. Commitments, Contingencies and Litigation

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

During 2014, with respect to the U.S. District Court for the District of Nevada actions, the Company filed a motion to decertify the one conditionally certified class and for summary judgment and dismissal. Plaintiff filed a motion to certify all classes of employees under the federal rules. All of these motions remain pending at this time.

During the second quarter of 2013, as part of an ongoing assessment of our wage and hour cases, we accrued an estimated loss contingency of $3.0 million (reported as a corporate operating expense in the condensed consolidated statement of operations beginning with the June 30, 2013, quarterly reporting period). A portion of the loss contingency was utilized in the October 2013 settlement of a third purported wage and hour class action matter, with subsequent payment occurring during the first quarter of 2014. We will continue evaluating the adequacy of this accrual as the cases develop. Specific additional factors applicable to each case that prevent the Company from providing an estimate of reasonably possible loss in excess of amounts accrued or range of loss include, but are not limited to: (1) whether class certification will be granted and the scope of any class or subclass; (2) the quantification of highly variable damages claimed by the purported classes and subclasses asserted in separate, but overlapping litigation are unspecified or indeterminate; and (3) the outcome of any future settlement negotiations, should they occur, as they may apply to limit the class or eliminate all class claims. Legal fees associated with the cases are recognized as incurred when the legal services are rendered, and are, therefore, not recognized as part of the loss contingency accrual.

The Company believes that it has meritorious defenses with respect to these matters and intends to defend its positions vigorously.

b. Alleged unlawful taping/recording

A purported class action lawsuit was filed during the quarterly period ended September 30, 2012, in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. Subsequently, the Company filed a motion to dismiss, or in the alternative, to strike the class allegations. On July 15, 2013, the U.S. District Court for the Southern District of California issued an order denying these Company motions.

The Company continues to deny all liability to the putative class members but, at a mediation held on February 20, 2015, the Company agreed to settle all of the claims against it in this matter for a total payment of $14.5 million, inclusive of all attorneys’ fees to the putative class counsel and all costs of administering the settlement. The Company and the putative class counsel are presently negotiating a formal settlement agreement and expect that agreement to be presented for preliminary approval by the United States District Court on or before May 8, 2015. The Company recorded the $14.5 million settlement agreement in accrued and other liabilities in the consolidated balance sheet as of December 31, 2014 and in general and administrative expense in the consolidated statement of operations for the Predecessor Period.

Commitments and Other Legal Proceedings

a. Property General Contractor and Other Purchase Obligations

During 2012, the Company engaged Penta Building Group (“Penta”) to act as the general contractor for certain Property projects. Penta operates under a GMP contract that defines the scope of work to be performed, establishes the budget for the scope of work, and sets the general time scale of the job. As of December 31, 2014, there were no amounts expected to be paid to Penta under the GMP and approved change orders, as compared to $9.5 million as of December 31, 2013.

As of December 31, 2014 and 2013, the Company had total construction commitments of $2.1 million and $17.7 million, respectively.

The Company had no outstanding borrowings against standby letters of credit as of December 31, 2014.

b. Jockey Club Agreement

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

With respect to the Okada Unit, on or about January 3, 2014, a Notice of Appeal was filed with the Nevada Supreme Court, appealing the district court’s order and judgment granting the Company’s motion to confirm and enforce the arbitration award. That appeal was dismissed by the Nevada Supreme Court on February 2, 2015.

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

With respect to the Mastej Unit, on or about April 1, 2014, a Notice of Appeal was filed with the Nevada Supreme Court, appealing the district court’s order and judgment granting the Company’s motion to confirm and enforce the arbitration award. That matter is in the earliest stages of proceedings.

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

On or about August 28, 2014, the Company filed an answer and counterclaim against Spiegelworld in the District Court of Clark County, Nevada, alleging, among other things, causes of action for breach of contract, fraud, breach of fiduciary duties and injunctive relief. On November 17, 2014, the District Court issued an order dismissing the Company’s fraud claim without prejudice. On or about March 18, 2015, the Company and Spiegelworld tentatively agreed upon terms to settle this matter, but such settlement is subject to final documentation and approval by the parties and the court. In the event the matter is not settled, the Company contemplates amending its Complaint to again allege, among other things, a fraud cause of action with more particularity. The Company believes that it has meritorious defenses with respect to this matter. If not settled to the satisfaction of the Company, the Company intends to defend its position vigorously.

g. Other Matters

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

On October 28, 2010, the Company received an Order of Registration from the Gaming Commission formally approving the Company’s gaming license application. This license allows the Company to conduct non-restricted gaming operations at the Property subject to certain conditions imposed by the Gaming Commission. In connection with approval of such license from the Gaming Commission, 100% of the Class A Membership Interests in the Company were transferred by Nevada Mezz to Nevada Voteco. Accordingly, until completion of the Sale (as defined below), Nevada Voteco had voting control over the Company through its ownership of all of the Class A Membership Interests and Nevada Mezz continued to hold 100% of the Class B Membership Interests, which have all the economic interests in the Company and, except as provided by law, do not have any right to vote.

On December 18, 2014, BRE Spade Voteco LLC (“Spade Voteco”), received approval from the Nevada Gaming Commission (the “Gaming Commission”) to acquire control of the Company. In connection with such approval, and with the completion of the Class B Sale, on December 19, 2014, Nevada Voteco LLC (“Nevada Voteco”) transferred 100% of the Class A Membership Interests in Nevada Property (the “Class A Membership Interests”) to Spade Voteco for nominal consideration (together with the Class B Sale, the “Sale”).

As a result of the Sale, Spade Voteco now has 100% voting control over Nevada Property through its ownership of all of the Class A Membership Interests, and Spade Mezz now holds 100% economic control over

Nevada Property through its ownership of all of the Class B Membership Interests. Except as provided by law, the Class B Membership Interests have no voting rights.

17. Related Party Transactions

The Company was involved in significant financing and other transactions with Deutsche Bank and certain of its affiliates prior to the Sale. The following table sets forth amounts held with, receivable from and payable to Deutsche Bank and affiliates, which were eliminated upon the Sale:

Predecessor
(In thousands)	December 31, 2013
Cash in bank	$32,867
Due from affiliate	56,413
Loan payable to affiliate	3,499,917
Interest payable to affiliate	9,859

Deutsche Bank provided certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal, which were terminated upon the Sale. The Company was charged $0.2 million for the Predecessor Period and the years ended December 31, 2013 and 2012, respectively, for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented related to and for the benefit of the Company. The Company paid $0.0 million, $1.6 million, $0.9 million and $1.1 million for the Successor Period, Predecessor Period and the years ended 2013 and 2012, respectively, for such expenses incurred by Nevada Voteco on behalf of the Company. As part of the Sale of the Company, the Company paid Fulcrum Hospitality LLC $1.6 million as an exit payment.

As further described in Note 4, effective January 1, 2012, pursuant to broader tax reorganization, the Company became part of a U.S. Consolidated Group owned by Deutsche Bank. During 2012, and in connection with joining the U.S. Consolidated Group, the Company became party to a tax sharing agreement with the U.S. Consolidated Group. The tax sharing agreement requires the Company to pay to the U.S. Consolidated Group its share of its estimated current tax liability calculated on a separate return basis. Conversely, the U.S. Consolidated Group shall pay the Company for tax losses incurred, also calculated on a separate return basis. The Company had tax-effected income of $459.4 million and a tax-effected net operating loss of ($56.4) million for December 18, 2014 and December 31, 2013, respectively. The Company was reimbursed for the utilization of its net operating loss generated in 2013 by the U.S. Consolidated Group in 2014 and will settle any intercompany due to/due from Deutsche Bank for the 2014 activity through a contribution to capital (refer to Note 4).

Mezzanine Loans

In connection with the Sale, affiliates of Blackstone entered into two Mezzanine Loan agreements with JPMorgan Chase Bank, National Association for a total aggregate principal amount of $425 million. The first mezzanine loan (the “Mezzanine A Loan”) was for a principal amount of $295 million, with an interest rate of LIBOR plus 6.5% per annum. The second mezzanine loan (the “Mezzanine B Loan”) was for a principal amount of $130 million, with an interest rate of LIBOR plus 8.75% per annum. The principal amount was borrowed and used, amongst other things, to pay a portion of the purchase price in the Sale. The Company is not a borrower under the Mezzanine Loan agreements; however, the amounts payable under such loans are, in each case, secured by an equity interest in the Company (for the Mezzanine A Loan) and an equity interest in the entity residing directly above the Company (for the Mezzanine B Loan), among other ancillary rights afforded to equity owners . The Mezzanine Loans are also secured by a lien on the assets held in the segregated cash accounts held with JPMorgan Chase Bank National Association. Further, the Company is required to pay interest on the Mezzanine Loans.

18. Employee Benefit Plan

The Company has a defined contribution pension plan for eligible CoStars established under Section 401(k) of the Internal Revenue Code. The plan allows CoStars to defer earnings, within prescribed limits, that are then eligible for a company match. As of December 31, 2014 and 2013, we contributed $0.50 for each $1.00 contributed by a participant in the plan up to four percent of the participant’s wages with a total Company match of up to $1,000 per employee per year. Subsequent to April 1, 2013, these matching contributions followed a six-year vesting schedule. Effective April 1, 2013, matching contributions follow a five-year vesting schedule. The Company’s contributions to the 401(k) plan were $0.1 million, $0.9 million, $0.8 million, and $0.7 million for the Successor Period, Predecessor Period and the years ended December 31, 2013 and 2012, respectively.

19. Selected Quarterly Financial Information

As discussed in Note 1 to the consolidated financial statements, on December 19, 2014, Nevada Mezz, an affiliate of Deutsche Bank, completed its previously announced sale of the Class B Membership Interests to Spade Mezz , an affiliate of Blackstone . The selected financial data presented below has been derived from the data of the Company as of December 31, 2014, and for the period from December 19, 2014 through December 31, 2014 (the “Successor Period”) and the data of the Predecessor for the period from January 1, 2014 through December 18, 2014 (the “Predecessor Period”) and as of and for the year ended December 31, 2013.

The following tables present selected quarterly financial information for the identified periods:

	Predecessor				Successor
	Year Ended December 31, 2014			Oct. 1, 2014	Dec. 19, 2014
(In thousands)	First Quarter	Second Quarter	Third Quarter	through Dec. 18, 2014	through Dec. 31, 2014
Net revenues	$182,866	$200,110	$188,963	$145,512	$21,349
Operating expenses	152,064	169,426	161,799	137,106	21,931
Depreciation and amortization	41,690	42,252	41,674	36,380	3,832
Operating loss	(10,888)	(11,568)	(14,510)	(27,974)	(4,414)
Other income (expense)	(9,382)	(9,407)	(9,179)	(8,135)	(2,497)
Loss before income taxes	(20,270)	(20,975)	(23,689)	(36,109)	(6,911)
Income tax (expense)/benefit	7,582	7,383	8,340	(577,690)	—
Net loss	(12,688)	(13,592)	(15,349)	(613,799)	(6,911)

The net loss for the Predecessor Period ended December 18, 2014, is significantly higher when compared to other Predecessor quarters and is attributable to the additional income tax expense recognized as part of the Sale – refer to Note 4.

	Predecessor
	Year Ended December 31, 2013
(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenues	$159,503	$171,206	$170,094	$151,724	$652,527
Operating expenses	142,145	155,567	147,285	137,383	582,380
Depreciation and amortization	45,252	44,795	42,759	43,569	176,375
Operating loss	(27,894)	(29,156)	(19,950)	(29,228)	(106,228)
Other income (expense)	(10,299)	(9,761)	(9,892)	(9,587)	(39,539)
Loss before income taxes	(38,193)	(38,917)	(29,842)	(38,815)	(145,767)
Income tax benefit	13,487	13,684	10,437	13,381	50,989
Net loss	(24,706)	(25,233)	(19,405)	(25,434)	(94,778)

20. Subsequent Events

A purported class action lawsuit was filed during the quarterly period ended September 30, 2012 in Superior Court in the State of California against the Company, alleging violation of the California Penal Code regarding the unlawful taping or recording of calls. The Company continues to deny all liability to the putative class members but, at a mediation held on February 20, 2015, the Company agreed to settle all of the claims against it in this matter for a total payment of $14.5 million, inclusive of all attorneys’ fees to the putative class counsel and all costs of administering the settlement. The Company and the putative class counsel are presently negotiating a formal settlement agreement and expect that agreement to be presented for preliminary approval by the United States District Court on or before May 8, 2015. The Company recorded the $14.5 million settlement agreement in accrued and other liabilities in the consolidated balance sheet as of December 31, 2014 and in corporate expense in the consolidated statement of operations for the Predecessor Period.

In February 2015, the Company received a distribution of $6.2 million from its loss payout account for its OCIP. The $6.2 million was recognized in the month received as an increase to cash and a reduction to other assets (non-current).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 5, 2014, the Board of Directors of the Company (the “Board”), based on the recommendation of the Audit Committee approved the engagement of Ernst & Young LLP (“EY”) as the Company’s new independent registered public accounting firm for the fiscal year ended December 31, 2014, subject to EY’s completion of its internal client acceptance procedures. On September 8, 2014, these procedures were finalized and EY was appointed as the Company’s new independent registered public accounting firm.

The Company did not consult with EY during the fiscal years ended December 31, 2012 and 2013, or during any subsequent interim period prior to September 8, 2014, with respect to any of the matters or events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K adopted by the SEC.

During the years ended December 31, 2011, 2012 and 2013, and through September 5, 2014, the Company had no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements for such years. During the years ended December 31, 2012 and 2013, and through September 5, 2014, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014, were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on this framework. Management reviewed this assessment with the Audit Committee of our Board.

The Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law in 2010, exempts the Company from the requirement to comply with the internal control attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002, as the Company is not an accelerated filer.

Item 9B. Other Information

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibits 99.1 and 99.2 of this report, Exhibit 99.1 includes disclosures regarding Travelport Worldwide Limited, which may be considered an affiliate of The Blackstone Group L.P., which is our Parent company. Exhibit 99.2 includes disclosures provided by Deutsche Bank AG, which was the Company’s Parent company and therefore, an affiliate of the Company until the completion of the Sale of the Company on December 18, 2014. All references in Exhibit 99.2 to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the activities or transactions disclosed in Exhibits 99.1 and 99.2 were conducted by the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our Members of the Board and executive officers as of March 27, 2015:

Name	Age	Position
Jonathan D. Gray	45	Member of the Board
Tyler S. Henritze	34	Member of the Board
William J. Stein	52	Member of the Board
William P. McBeath	51	Member of the Board, President and Chief Executive Officer
Ronald G. Eidell	71	Chief Financial Officer
Lisa Marchese	42	Chief Marketing Officer
Anthony Pearl	44	General Counsel, Chief Compliance Officer and Corporate Secretary

In connection with the Sale, on December 19, 2014, each of Jeff Baer, Fabrizio Campelli, Stuart Clarke and Enrico Sanna, as well as John Unwin, the Company’s Chief Executive Officer, and Ronald G. Eidell, the Company’s Chief Financial Officer, resigned from the Company’s Board of Directors and, in the case of Mr. Unwin, as an officer of the Company. None of the resignations were the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On December 19, 2014, pursuant to the terms of Nevada Property’s Second Amended and Restated Limited Liability Company Agreement described above, Spade Voteco appointed Jonathan D. Gray, Tyler S. Henritze and William J. Stein to the Company’s Board of Directors to fill the vacancies created by the departing directors.

Jonathan D. Gray has served as a director of the Company since December 2014. Mr. Gray has served as Blackstone’s global head of real estate since January 2012 and a member of the board of directors of Blackstone since February 2012. He also sits on Blackstone’s management and executive committees. Prior to being named global head of real estate at Blackstone, Mr. Gray served as a senior managing director and co-head of real estate from January 2005 to December 2011. Since joining Blackstone in 1992, Mr. Gray has helped build the largest private equity real estate platform in the world with over $80 billion in investor capital under management as of December 31, 2014. Mr. Gray received a B.S. in Economics from the Wharton School, as well as a B.A. in English from the College of Arts and Sciences at the University of Pennsylvania, where he graduated magna cum laude and was elected to Phi Beta Kappa. He currently serves as a board member of Brixmor Property Group Inc., Hilton Worldwide Holdings Inc. and Trinity School and is Chairman of the Board of Harlem Village Academies. He previously served as a board member of La Quinta Holdings Inc. Mr. Gray and his wife, Mindy, recently established the Basser Research Center at the University of Pennsylvania School of Medicine, which focuses on the prevention and treatment of certain genetically caused breast and ovarian cancers.

Tyler S. Henritze has served as a director of the Company since December 2014. Mr. Henritze has been a senior managing director in the real estate group at Blackstone since January 2013 and is currently the Co-head of US Acquisitions. Prior to being named a senior managing director at Blackstone, Mr. Henritze served as a managing director from January 2011 to December 2012 and as principal from January 2009 to December 2010. Since joining Blackstone in 2004, Mr. Henritze has been involved in over $50 billion of real estate investments across all property types. He played a key role in acquisitions including The Cosmopolitan of Las Vegas, Motel 6, Duke Realty Office Portfolio, Valad Property Group, Extended Stay Hotels, Equity Office Properties Trust, CarrAmerica Realty, La Quinta and Wyndham International. Before joining Blackstone, Mr. Henritze worked at Merrill Lynch, in the real estate investment banking group and was involved in a variety of debt, equity and M&A transactions. He currently serves as a director of Hilton Worldwide Holding Inc. Mr. Henritze received a B.S. in Commerce from The McIntire School at the University of Virginia where he graduated with distinction. He is a member of the IREFAC Council of the American Hotel and Lodging Association and is active with City Year NY, serving on its investment community board.

William J. Stein has served as a director of the Company since December 2014. Mr. Stein has been a senior managing director of Blackstone since January 2006 and serves as global head of asset management in Blackstone’s real estate group. Since joining Blackstone in 1997, Mr. Stein has been involved in the direct asset management and asset management oversight of Blackstone’s global real estate assets. Mr. Stein also serves as a director of Brixmor

Property Group Inc, Extended Stay America, Inc., and Hilton Worldwide Holdings Inc. He previously served as a board member of La Quinta Holdings Inc. Before joining Blackstone, Mr. Stein was a Vice President at Heitman Real Estate Advisors and JMB Realty Corp. Mr. Stein received a B.B.A. from the University of Michigan and an M.B.A. from the University of Chicago.

On December 19, 2014, William P. McBeath joined the Company as its President and Chief Executive Officer, succeeding John Unwin and, on December 24, 2014, Mr. McBeath was appointed to the Company’s Board of Directors. Mr. McBeath was, from September 2014 to December 2014, Managing Director and Operating Partner at Z Capital Management, where he was integrated with the investment team and assisted in the management and oversight of portfolio company initiatives, including, but not limited to, gaming and resort industries. From September 2007 to December 2012, Mr. McBeath was the President and Chief Operating Officer and a Director of CityCenter Hotel & Casino at MGM Resorts International where he was responsible for providing strategic and operational, executive-level leadership for all areas of the resort. Mr. McBeath joined MGM Mirage in 1987 and, during his tenure with MGM Resorts International, served as President and Chief Operating Officer at each of Treasure Island (from February 1998 to June 2000), The Mirage (from June 2000 to December 2004) and Bellagio (from December 2004 to September 2007) where he was integrally involved in extensive re-branding and development projects.

Ronald G. Eidell began serving as Interim Chief Financial Officer on February 21, 2012, and was formally appointed as Chief Financial Officer on May 22, 2012. Mr. Eidell was elected to the Board on December 5, 2012. He resigned from that position effective December 19, 2014 in connection with the Sale. Prior to serving with the Company, Mr. Eidell was an equity partner in Tatum LLC, a firm providing interim executive services, from 2004 until 2010. During that period, Mr. Eidell provided interim executive services to Bally Total Fitness Holding Corp., where he was the Chief Financial Officer, and at NeoPharm, Inc., where he was interim President and Chief Executive Officer. He was also a member of the Board of Directors of NeoPharm, and chaired its Audit Committee. Mr. Eidell received his MBA from the University of Chicago and his B.S. degree from Drexel University.

Lisa Marchese has served as the Chief Marketing Officer since March 31, 2010. Previously, Ms. Marchese was Vice President of Brand Management for Caesars Entertainment Inc. (formerly Harrah’s Entertainment, Inc.) overseeing the company’s portfolio of twelve casino brands including Caesars, Harrah’s and Horseshoe, customer insights as well as the international expansion opportunities in Spain, the Bahamas and Macau. Prior to her work with Caesars Entertainment, Inc., Ms. Marchese was an Associate Partner at Prophet, a strategy consulting firm, where she oversaw marketing strategy and brand-based initiatives for companies including IBM, AT&T, UBS and Universal Studios. Ms. Marchese also spent several years with Siegel+Gale preceded by roles with Time Warner Interactive and Grey Advertising.

Anthony Pearl has served as General Counsel since November 19, 2008, and Chief Compliance Officer since December 20, 2010. From 2003 to 2008, Mr. Pearl served as Vice President & Associate General Counsel for Caesars Entertainment, Inc., (formerly Harrah’s Entertainment, Inc.), where he was responsible for legal affairs relating to transactional real estate matters, joint venture transactions, licensing agreements, as well as various asset management activities. From 1998 to 2003, Mr. Pearl was an attorney in the transactional practice group of Skadden, Arps, Slate, Meagher & Flom LLP in Los Angeles, where his concentration was a variety of acquisition, disposition, leasing and lending transactions. Mr. Pearl began his law career in 1996 with Gallagher & Kennedy in Phoenix, Arizona as part of the firm’s real estate department. Mr. Pearl received his J.D. from Harvard Law School and his B.A. from Rice University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, directors and persons who own more than 10% of our equity securities complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the year ended December 31, 2014.

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

Prior to the Sale, the members of the Audit Committee were Enrico Sanna, Stuart Clarke and Jeff Baer. The current members of the Audit Committee are William J. Stein and Tyler S.Henritze. The current chairman of the Audit Committee is Mr. Stein. The Board has determined that both of the members of the Audit Committee are “financially literate” and that Mr. Henritze qualifies as an audit committee financial expert.

The Audit Committee has reviewed with EY, the Company’s plan, scope and results of the audit for the year ending December 31, 2014, as well as the fees for the services performed by EY. The Audit Committee also reviewed the adequacy of the Company’s internal control systems, received internal audit reports and subsequently reported its findings to the full Board.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Sale Transaction

On December 19, 2014, John Unwin, the Company’s Chief Executive Officer, resigned from Nevada Property’s Board of Directors and as an officer of Nevada Property. Following this resignation, Mr. Unwin will remain involved in a consulting capacity to the Company for a minimum consulting term of three months. Also on December 19, 2014, William P. McBeath joined Nevada Property as its President and Chief Executive Officer, succeeding John Unwin. On December 24, 2014, Mr. McBeath was appointed to Nevada Property’s Board of Directors. Descriptions of Mr. Unwin’s Separation and Consulting Agreement and Mr. McBeath’s Employment Agreement are contained in the “Agreements with Named Executive Officers” section following the “Grants of Plan-Based Awards Table for the Fiscal Year 2014” section below.

In connection with the Sale of the Company on December 19, 2014, each of our named executive officers other than Mr. McBeath, who joined the Company immediately following the Sale, (the “pre-acquisition named executive officers”), became entitled to certain payments under the MIP and the Exit Award Plan, each established by the Company in 2013 to provide an incentive to named executive officers to complete a transaction such as the Sale. The MIP and Exit Award Plan are not ongoing compensation programs of the Company. The Sale also triggered entitlement to payments to the pre-acquisition named executive officers under The Cosmopolitan of Las Vegas 2014 Annual Incentive Plan (the “Annual Incentive Plan”).

Exit Award Plan: Under the Exit Award Plan, if the Company achieved the exit EBITDA target set by the Board (the “Exit EBITDA Target”), as of the close of business on December 18, 2014, based on audited financial results approved by the Company’s public accounting firm, the target Exit Award payable to each pre-acquisition named executive officer would be as follows: John Unwin, $5,000,000; Ronald G. Eidell, $800,000; Lisa Marchese, $400,000; Thomas J. McCartney, $800,000; and Anthony Pearl, $400,000. If the Company failed to achieve the Exit EBITDA Target, lesser amounts could have been payable to each pre-acquisition named executive officer. At the time of the Sale, the Company achieved the Exit EBITDA Target set by the Board and the target Exit Awards set forth above were earned by the pre-acquisition named executive officers.

Payments of the earned amounts will be made to the pre-acquisition named executive officers in eight cash installments, less any required federal, state, or local income and employment taxes. On December 19, 2014, the Company paid the first installment of $625,000 to Mr. Unwin, $100,000 to each of Messrs. Eidell and McCartney and $50,000 to each of Ms. Marchese and Mr. Pearl. On January 1, 2015, the Company paid the second installment of $625,000 to Mr. Unwin, $100,000 to Messrs. Eidell and McCartney, and $50,000 to Ms. Marchese and Mr. Pearl. The remaining six installments of $625,000 to Mr. Unwin, $100,000 to each of Messrs. Eidell and McCartney, and $50,000 to each of Ms. Marchese and Mr. Pearl are expected to be paid on the first business day of each of the next six calendar quarters, beginning April 1, 2015, with the last payment to be made on July 1, 2016. The remaining installment payments will be made even if the pre-acquisition named executive officer terminates employment with the Company, subject to the officer’s compliance with restrictive covenants and clawback provisions.

Management Incentive Award Plan: Under the MIP, if the Company achieved the MIP EBITDA target set by the Board (the “MIP EBITDA Target”) before March 27, 2015, Messrs. Unwin, Eidell, McCartney, and Pearl, and Ms. Marchese, would become entitled to a payment under the MIP equal to, $2,000,000, $1,800,000, $1,800,000, $750,000 and $750,000, respectively. If the Company failed to achieve the MIP EBITDA Target, lesser amounts could have been payable to each pre-acquisition named executive officer. Each pre-acquisition named executive officer became vested in an award under the MIP based on the occurrence of the Sale which was an “Exit Transaction” under the MIP. Because audited EBITDA numbers through the date of the Sale were not available on December 19, 2014, the Company paid each pre-acquisition named executive officer approximately 95% of his or her estimated award under the MIP, resulting in the following payments: $1,917,000 to Mr. Unwin, $1,725,000 to Messrs. Eidell and McCartney and $718,000 to Ms. Marchese and Mr. Pearl, in each case, less any required federal, state, or local income and employment taxes. After the Company’s independent auditors calculated the Company’s actual EBITDA performance through December 18, 2014, the Company expects to pay each pre-acquisition named executive officer the following remainder amounts: $47,913 to Mr. Unwin, $43,421 to Messrs. Eidell and McCartney, and $18,842 to Ms. Marchese and Mr. Pearl.

Annual Incentive Plan: Under the Annual Incentive Plan, if the Company achieved the annual plan EBITDA target set by the Board (the “Annual Plan EBITDA Target”), an earned award amount would be paid to each pre-acquisition named executive officer. If the Company achieves in excess of the Annual Plan EBITDA Target set by the Board, the award will increase in line with the Company’s increased performance, but in no event would be greater than 125% of each pre-acquisition named executive officer’s target award. Since the Sale, which qualified as an “Exit Transaction” under the Annual Incentive Plan, occurred before December 31, 2014, the earned award amount under the Annual Incentive Plan vested upon the Sale however, the Annual Incentive Plan continued through December 31, 2014. Based on full year performance, the achieved EBITDA as a percentage of the Annual Plan EBITDA Target was applied to each pre-acquisition named executive officer’s Target Award target award to calculate each such named executive officer’s earned award, resulting in the following payments: $961,964 to Mr. Unwin, $298,400 to Mr. McCartney, and $198,933 to each of Messrs. Eidell and Pearl and Ms. Marchese, in each case, less any required federal, state, or local income and employment taxes.

Retention Bonus Payments: In connection with the Sale, the Company paid Ms. Marchese a retention bonus of $100,000 in April 2014, and a second retention bonus of $100,000 on the date of the Sale.

Overview of Compensation Program

Set out below is a discussion and analysis of the 2014 compensation policies and program for (i) John Unwin, our Chief Executive Officer through December 18, 2014, (ii) William P. McBeath, our President and Chief Executive Officer on and after December 19, 2014, (iii) Ronald G. Eidell, our Chief Financial Officer, and (iv) Lisa Marchese, Thomas J. McCartney and Anthony Pearl, who are our three other most highly compensated executive officers serving as such at December 31, 2014, (collectively, the “named executive officers”). This discussion and analysis should be read together with the Summary Compensation Table below and the additional narrative and tables that follow and support it. See also “Compensation Actions in 2015” below for further details.

Executive Compensation Philosophy and Objectives

The objective of the compensation structure under our Predecessor ownership is to attract and retain valuable key CoStars with hospitality and gaming experience and talent needed to successfully execute the development and operations objectives as well as the critical brand strategy to compete with other luxury resorts on the Las Vegas Strip. The Company is in the process of refining the Executive Compensation Philosophy under Successor ownership.

The Predecessor executive compensation program for The Cosmopolitan was designed to provide base compensation that is competitive with other high-end luxury resorts in the market, annual incentives designed to reward success in operating the integrated resort in a manner that maximizes value, and retention bonuses to incentivize executives to remain with the integrated resort until such time as it is sold. Executives with the highest levels of responsibility and the greatest ability to influence operational results received retention bonuses or other long-term incentive compensation to encourage them to continue to provide services to the resort until such sale is completed.

The Cosmopolitan’s executive compensation program is designed to:

•	attract and retain key CoStars who provide expertise, talent and industry knowledge that are critical to the operational success and brand strategy needed to maximize the value of the resort; and

•	with respect to the one-time programs established prior to the Sale, align the interest of the key CoStars with that of ownership by offering them retention bonuses so they continue to provide key services to the Company during the retention period, and offering key employees a percentage of the sale proceeds above certain thresholds, in order to provide an incentive to increase the Company’s value and achieve the highest sales price.

Setting of Executive Compensation

In setting the compensation of our named executive officers, decisions were made based upon the executives’ positions prior to employment by us as well as our knowledge of compensation practices for executives employed on the Las Vegas Strip. The amount and form of compensation paid to our named executive officers is a function of their prior positions within the industry and their anticipated roles and responsibilities within our organization, and their ability to influence operational results in a manner that maximizes value.

The compensation package for Mr. Unwin was negotiated initially by Mr. Baer of the Board to attract Mr. Unwin to The Cosmopolitan, and more recently by Mr. Sanna of the Board as to Mr.Unwin’s new agreement, described below. Mr. Unwin was previously employed on the Las Vegas Strip with a competitive compensation package that had to be taken into consideration by Mr. Baer. Messrs. Eidell, McCartney and Pearl, as well as Ms. Marchese, negotiated their 2014 annual compensation with the Company’s former CEO, John Unwin, with each executive officer’s compensation established in order to provide a competitive compensation package. The compensation package for Mr. McBeath was negotiated initially by the Board as it was comprised following the Sale to attract Mr. McBeath to The Cosmopolitan.

Compensation and Risk:

We do not believe that the Company’s compensation policies give rise to risks that are reasonably likely to have a material adverse effect on the Company. In this regard, the Company notes that:

•	The cash-based retention program for Mr. Unwin was designed to reward a successful sale or disposition of the Company in the timeframe desired by the Board, and in the absence of such sale or disposition, retain the key management talent necessary to run the resort;

•	The variable portions of compensation are designed to reward both annual performance and longer-term performance. We believe this design mitigates any incentive for short-term risk-taking that could be detrimental to the Company’s long-term best interests;

•	Our incentive compensation program and our Exit Award Plan would pay out only if the Company achieves certain financial targets, and then in installments, over time, to ensure ongoing accountability.

•	Our incentive compensation program and our Exit Award Plan each cap or fix the total payout that may be made to any participant.

•	As noted above, the MIP and Exit Award Plan are not ongoing compensation programs of the Company, but were one-time programs put in place to provide an incentive to the pre-acquisition named executive officers to complete a transaction such as the Sale; and

•	Our incentive compensation program, including the Exit Award Plan contains provisions under which awards may be recouped or forfeited if the recipient has committed acts detrimental to the best interests of the Company.

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

Elements of Executive Compensation

Base Salary

The annual base salaries for Mr. Unwin, Mr. Eidell, Ms. Marchese, Mr. McCartney, and Mr. Pearl were set at $1,000,000, $400,000, $400,000, $600,000 and $400,000, respectively. During the term of their respective employment agreements, their annual base salary may be increased by an amount determined by the Company in our sole and absolute discretion, but may not be decreased without an executive’s written consent. Applicable annual base salary amounts are paid in accordance with normal payroll practices of the Company per their respective employment agreements. On December 19, 2014, the Company entered into a five-year employment agreement with Mr. McBeath, effective as of that date, providing for a an initial base salary of $750,000.

Differences in the base salary earned by each of our named executive officers are a function of the different positions held by these officers, and are generally consistent with the salaries paid in respect of similar positions in the industry and Las Vegas market.

Annual Incentive Plan

On May 15, 2014, the Company adopted the Annual Incentive Plan for the benefit of the Company’s management employees. Under the Annual Incentive Plan, if the Company achieved the Annual EBITDA Target, an earned award amount would be paid to each named executive officer in cash equal to a percentage of his or her annual base salary. If the Company achieved in excess of the Annual EBITDA Target, the award will increase in line with the Company’s increased performance, but in no event would be greater than 125% of the named executive officer’s target amount. The percentage of annual base salary designated as the target amount by the Board was 100% for each of Messrs. Unwin and McBeath, 50% for each of Mr. Eidell, Mr. McCartney, Ms. Marchese, and Mr. Pearl. If the Company fails to achieve the threshold level of Adjusted EBITDA for the year, as determined by the Board, no incentive awards will be paid under the Annual Incentive Plan.

If an Exit Transaction (as defined in the Annual Incentive Plan) occurs before December 31, 2014, an earned award amount will be calculated as of the date of the Exit Transaction, except that the target level of Adjusted EBITDA will be the Company’s budgeted EBITDA at the time of the Exit Transaction and the threshold and maximum level EBITDA figures will be adjusted proportionately and applied to each named executive officer’s target award in order to calculate such executive’s earned award.

To be entitled to receive payment of an award earned under the Annual Incentive Plan, the executive must remain actively employed by the Company (or an affiliate) through the earlier to occur of an Exit Transaction or the end of the year. However, an executive whose employment terminates due to death or disability or whose employment is terminated by the Company without Cause (as defined in the Annual Incentive Plan) after May 15, 2014, will be entitled to payment of an award upon an Exit Transaction, based on the level of Adjusted EBITDA achieved, pro-rated for the portion of the year elapsed prior to the date of the executive’s employment termination.

Since the Sale, which qualified as an Exit Transaction occurred before December 31, 2014, the earned award amount under the Annual Incentive Plan vested upon the Sale on December 19, 2014, however, the Plan continued through December 31, 2014. Earned awards were paid in cash, after the end of the year, resulting in the following payments: $961,964 to Mr. Unwin, $298,400 to Mr. McCartney and $198,933 to Ms. Marchese and Messrs. Eidell and Pearl, in each case, less any required federal, state, or local income and employment taxes.

Management Incentive Award Plan

The Company previously established the MIP to optimize our profitability and growth through incentives that are consistent with the Company’s objectives, to give participants an incentive for excellence in individual and team performance and to give us a significant advantage in attracting and retaining key employees. Under the MIP and the individual MIP Awards, if the Company achieved the MIP EBITDA Target set by the Board before March 27, 2015, Messrs. Unwin, Eidell, McCartney and Pearl, and Ms. Marchese, would become entitled to a payment under the MIP equal to, $2,000000, $1,800,000, $1,800,000, $750,000 and $750,000, respectively. The Sale was an Exit Transaction under the MIP. Since an Exit Transaction occurred before March 27, 2015, and the trailing 12 months Adjusted EBITDA attained as of the Exit Transaction was less than the MIP EBITDA Target, each named executive officer received a pro-rated portion of the named executive officer’s MIP award, as described more fully in above in this under “The Sale Transaction.” Under the terms of the MIP and individual MIP Awards, if the participant violates the confidentiality, non-compete, or non-solicit covenants during or after employment with the Company, the participant would forfeit any unpaid portion of any awards under the MIP and the Company would have the right to claw back any awards under the MIP.

Exit Award Plan

The Company previously established the Exit Award Plan, to give participants an incentive to maximize the value of the Company. In 2014, the Company revised the awards payable under the Exit Award Plan. Under the Exit Award Plan and the individual Exit Awards, if the Company achieved the Exit EBITDA Target set by the Board, as of the close of business on December 18, 2014, based on audited financial results approved by the Company’s public accounting firm, the target Exit Award payable to each pre-acquisition named executive officer would be as follows: John Unwin, $5,000,000; Ronald G. Eidell, $800,000; Lisa Marchese, $400,000; Thomas J. McCartney, $800,000; and Anthony Pearl, $400,000. If the Company failed to achieve the Exit EBITDA Target, but achieved the exit EBITDA budget set by the Board (the “Exit EBITDA Budget”) as of the close of business on December 18, 2014, based on audited financial results approved by the Company’s public accounting firm, the budget Exit Award payable to each pre-acquisition named executive officer would be as follows: John Unwin, $3,750,000; Ronald G. Eidell, $618,750; Lisa Marchese, $400,000; Thomas J. McCartney, $618,750; and Anthony Pearl, $318,750. The Company established a minimum Exit Award payout to Mr. McCartney, Mr. Eidell, and Mr. Pearl, equal to $495,000, $495,000, and $255,000, respectively. The Board also previously had approved a floor amount for Mr. Unwin and Ms. Marchese of $3,000,000 and $400,000, respectively, regardless of the EBITDA achieved.

Upon the Sale, the pre-acquisition named executive officers became entitled to cash payments, made in installments over time, as described more fully above under “The Sale Transaction.”

401(k) Savings Plan

In order to provide for retirement savings as part of the compensation package offered to eligible CoStars, a 401(k) plan is available to all named executive officers after 90 days of employment. Participants may defer eligible compensation, which generally includes total pay, but excludes fringe benefits. In addition, participants over the age of 50 may also make catch-up contributions. The Company will make qualified matching contributions of $0.50 on the dollar up to 4% of eligible pay, up to a $1,000 annual match; these matching contributions follow a five-year vesting schedule. See the “Summary Compensation Table for the Combined Period Ended 2014” for matching contributions paid for the benefit of the executive officers under the Company’s 401(k) plan.

Fringe Benefits

During 2014,Mr. Unwin was eligible to participate in all health, welfare, retirement, life insurance, disability, perquisite and similar plans, programs and arrangements generally available to CoStars of the Company from time to time. Messrs. McBeath, Eidell, Pearl, McCartney and Ms. Marchese are each eligible to participate in the Company’s benefit plans and are eligible to receive the usual benefits offered by the Company to executives at their level, including paid time off benefits. During 2014, Messrs. Unwin, Eidell, Pearl, McCartney and Ms. Marchese were also eligible for “Exec-U-Care,” a benefit which is designed to supplement the Company’s major medical plan by reimbursing executives and eligible dependents for health care expenses not covered by the underlying medical plan.

Compensation Actions in 2015

The Parent intends to establish a new equity incentive program under which Management, including our named executive officers, can participate based on terms to be defined.

Effective January 1, 2015, the Company eliminated the “Exec-U-Care” program and replaced it with a new in-house benefit program which is designed to supplement the Company’s major medical play by reimbursing executives and eligible dependents for health care expenses not covered by the underlying medical plan.

On February 12, 2015, the Company entered into a Separation and Consulting Agreement, Severance and Full and Final Release Agreement with Mr. McCartney, which is described more fully under “Potential Payments upon Termination or Change in Control.”

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the Members of the Board and the Board or compensation committee or similar committees of any other company.

Executive Compensation Tables

The following tables and related discussion set forth compensation information for each of our named executive officers for services performed for us during 2014, the last completed fiscal year of the Company.

Summary Compensation Table for the Combined Period ended 2014

The following table sets forth summary information regarding the compensation awarded to, paid to or earned by each of our named executive officers for all services rendered in all capacities to us for the periods presented:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Non-Equity Incentive Plan Compensation		All Other Compensation ($)		Total ($)
William P. McBeath	2014	—		—		—	(3)	—		—
President and Chief Executive Officer	2013	—		—		—		—		—
	2012	—		—		—		—		—

Ronald G. Eidell	2014	400,000		—		2,767,354	(3)	57,821	(4)	3,225,175
Chief Financial Officer	2013 2012	400,000 329,234		— —		115,000 125,520		52,369 39,027		567,369 493,781

Lisa Marchese	2014	400,000		200,000	(2)	1,335,775	(3)	45,653	(4)	1,981,428
Chief Marketing Officer	2013	400,000		—		170,000		15,642		585,642
	2012	400,000		—		144,000		5,074		549,074

Anthony Pearl	2014	400,000		—		1,335,775	(3)	2,872	(4)	1,738,648
General Counsel, Chief Compliance Officer and Corporate Secretary	2013 2012	400,000 400,000		— —		140,000 120,000		9,559 8,115		549,559 528,115

John Unwin	2014	1,031,997	(1)	—		7,926,877	(3)	1,535,794	(4)	10,494,668
Former Chief Executive Officer	2013	1,000,000		4,500,000	(2)	600,000		4,595		6,104,595
	2012	800,000		—		400,000		6,994		1,206,994

Thomas J. McCartney	2014	600,000		—		2,866,821	(3)	11,629	(4)	3,478,450
Chief Operating Officer	2013	600,000		—		210,000		8,329		818,329
	2012	600,000		—		144,000		3,765		747,765

For the year ended December 31, 2014:

(1)	Salary

Mr. Unwin was paid a total of $1,031,997 for base salary including earned paid time off in 2014.

(2)	Bonus

Pursuant to Mr. Unwin’s employment agreement, on November 21, 2013, the Company paid Mr. Unwin a $4,500,000 retention bonus.

In connection with the Sale, the Company paid Ms. Marchese a retention bonus of $100,000 in April 2014, and a second retention bonus of $100,000 on the date of the Sale.

(3)	Non-Equity Incentive Plan Compensation

The Company did not pay Mr. McBeath an Incentive Bonus or any other compensation in 2014.

With respect to Mr. Eidell, the amount in this column includes (i) an Annual Incentive Plan (“AIP”) payment of $198,933; (ii) an Exit Award earned of $800,000; and (iii) a MIP Award earned of $1,768,421.

With respect to Ms. Marchese, the amount in this column includes (i) an AIP payment of $198, 933; (ii) an Exit Award earned of $400,000; and (iii) a MIP Award earned of $736,842.

With respect to Mr. Pearl, the amount in this column includes (i) an AIP payment of $198,933; (ii) an Exit Award earned of $400,000; and (iii) a MIP Award earned of $736,842.

With respect to Mr. Unwin, the amount in this column includes (i) an AIP payment of $961,964; (ii) an Exit Award earned of $5,000,000; and (iii) a MIP Award earned of $1,964,913.

With respect to Mr. McCartney, the amount in this column includes (i) an AIP payment of $298,400; (ii) an Exit Award earned of $800,000; and (iii) a MIP Award earned of $1,768,421.

(4)	All Other Compensation

The Company paid Mr. Eidell the amounts of (i) $3,791 in life insurance premiums; (ii) $30,030 in travel reimbursements; and (iii) $24,000 in housing expenses.

The Company paid Ms. Marchese the amounts of (i) $1,233 in life insurance premiums; (ii) $1,000, which represents the amount of the Company’s matching contribution for 2014 under the 401(k) plan; (iii) $10,667 in travel reimbursements; and (iv) $32,753 in reimbursements under Exec-U-Care Claims.

The Company paid Mr. Pearl the amounts of (i) $1,236 in life insurance premiums; (ii) $1,000, which represents the amount of the Company’s matching contribution for 2014 under the 401(k) plan; and (iii) $636 in reimbursements under “Exec-U-Care.”

The Company paid Mr. Unwin the amounts of (i) $3,342 in life insurance premiums; (ii) $1,000, which represents the amount of the Company’s matching contribution for 2014 under the 401(k) plan; (iii) $1,500,000 in severance payment incurred and paid on January 22, 2015; and (iv) a pro-rated amount of $31,452 for consulting services provided to the Company beginning December 19, 2014 for a period no less than three months at a rate of $75,000 per month.

The Company paid Mr. McCartney the amounts of (i) $10,629 in reimbursements under “Exec-U-Care”; and (ii) $1,000, which represents the amount of the Company’s matching contribution for 2014 under the 401(k) plan.

Grants of Plan-Based Awards Table for the 2014 Combined

The following table sets forth summary information regarding the amounts that could be earned by our named executive officers when their respective awards were established and described in the Compensation Discussion and Analysis section for the AIP, Exit Plan and MIP in connection with services rendered in all capacities to us for the 2014 Combined period. Actual amounts paid pursuant to the AIP, Exit Plan and MIP are reflected above in the Summary Compensation Table.

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name Title		Threshold ($)	Target ($)	Minimum ($)	Maximum ($)
William McBeath President and Chief Executive Officer	N/A	N/A	N/A	N/A	N/A
Ronald G. Eidell Chief Financial Officer	N/A	$618,750(2)	$800,000(1)	$495,000(3)	$800,000(1)
		N/A	$1,800,000(4)	N/A	N/A
		$180,000(5)	$200,000(6)	N/A	$250,000(7)
Lisa Marchese	N/A	$400,000(2)	$400,000(1)	$400,000(3)	$400,000(1)
Chief Marketing Officer		N/A	$750,000(4)	N/A	N/A
		$180,000(5)	$200,000(6)	N/A	$250,000(7)
Anthony Pearl General Counsel, Chief Compliance Officer and Corporate Secretary	N/A	$318,750(2)	$400,000(1)	$255,000(3)	$400,000(1)
		N/A	$750,000(4)	N/A	N/A
		$180,000(5)	$200,000(6)	N/A	$250,000(7)
John Unwin Former Chief Executive Officer	N/A	$3,750,000(2)	$5,000,000(1)	$3,000,000(3)	$5,000,000(1)
		N/A	$2,000,000(4)	N/A	N/A
		$900,000(5)	$1,000,000(6)	N/A	$1,250,000(7)
Thomas J. McCartney Chief Operating Officer	N/A	$618,750(2)	$800,000(1)	$495,000(3)	$800,000(1)
		N/A	$1,800,000(4)	N/A	N/A
		$270,000(5)	$300,000(6)	N/A	$375,000(7)

(1)	Represents the “target” and “maximum” level that could be earned under the Exit Awards granted in 2014 under the Exit Award Plan. For further information about the Exit Award Plan, see the related discussion beginning on page 88.

(2)	Represents the “threshold” target level that could be earned under the Exit Award Plan granted in 2014. For further information about the Exit Award Plan, see the related discussion beginning on page 88.

(3)	Represents the “minimum” level that could be earned under the Exit Award Plan granted in 2014. For further information about the Exit Award Plan, see the related discussion beginning on page 88.

(4)	Represents the “target” level that could be earned under the Management Incentive Award Plan (MIP) granted in 2014. For further information about the Management Incentive Award Plan, see the related discussion beginning on page 88.

(5)	Represents the “threshold” level that could be earned under the Annual Incentive Award Plan (AIP) granted in 2014. For further information about the Annual Incentive Award Plan, see the related discussion beginning on page 88.

(6)	Represents the “target” level that could be earned under the Annual Incentive Award Plan (AIP) granted in 2014. For further information about the Annual Incentive Award Plan, see the related discussion beginning on page 88.

(7)	Represents the “maximum” level that could be earned under the Annual Incentive Award Plan (AIP) granted in 2014. For further information about the Annual Incentive Award Plan, see the related discussion beginning on page 88.

Employment Agreements

Each of our presently employed named executive officers (Messrs. McBeath, Eidell, and Pearl as well as Ms. Marchese) is party to an employment agreement with the Company that governs the terms and conditions of their employment. Mr. Unwin was a party to an employment agreement with the Company prior to entering into a Separation and Consulting Agreement with the Company on December 12, 2014, as described below. Mr. McCartney was a party to an employment agreement with the Company, dated December 6, 2011, and amended as of November 13, 2014, prior to entering into a Severance and Full and Final Release Agreement with the Company on February 12, 2015.

Mr. McBeath’s Employment Agreement

The Company assumed an employment agreement with Mr. McBeath, dated November 19, 2014. Mr. McBeath’s employment agreement provides for a five-year term ending on December 19, 2019, the fifth anniversary of the effective date of the agreement. During the employment term, Mr. McBeath is to serve as President and Chief Executive Officer and is entitled to: (i) an annual base salary of $750,000, (ii) an annual bonus opportunity with a target amount equal to 100% of his base salary, which for fiscal year 2015 is guaranteed to be no less than $750,000,and (iii) an equity award under a new equity incentive program to be established (the “Promote Program”) and with the terms set forth below. Mr. McBeath has also been offered the opportunity and has agreed to make an investment of $1,000,000 in the equity of the Parent.

In the event of a termination of Mr. McBeath’s employment by the Company without “cause” or by him for “good reason” (each as defined in his the employment agreement), subject to his execution of a general release of claims in favor of the Company, he would be entitled to receive: (a) a pro-rated portion of the annual bonus in respect of the year in which the termination occurred, (b) a lump sum cash severance payment equal to one year of his base salary plus the annual bonus paid to him for the full fiscal year immediately prior to the date of the termination and, (c) subject to his election of COBRA continuation coverage, for a period of 12 months following the termination, a monthly cash payment equal to the difference between the monthly COBRA premium and the monthly contribution paid by active employees for the same coverage. If Mr. McBeath’s employment is terminated as a result of his death or “disability” (as defined in the employment agreement), he is entitled to receive a pro-rated portion of the annual bonus in respect of the year in which the termination occurred. If Mr. McBeath’s employment is terminated in connection with a change in control, he would be entitled to receive the same payments and benefits as in the event of a termination by the Company without cause or by him for good reason, except that the lump sum cash severance payment would be reduced by the value of his then-held vested equity awards in the Promote Program.

Pursuant to the terms of his employment agreement, Mr. McBeath is subject to non-competition and non-solicitation covenants that apply during his employment and for a period of 12 months following a termination of his employment for any reason, except that following a termination of his employment in connection with a change of control, the non-competition covenant will cease to apply. Mr. McBeath is also subject to an indefinite confidentiality covenant, and the Company and Mr. McBeath are subject to indefinite mutual non-disparagement covenants.

The Company has agreed with Mr. McBeath to a preliminary framework for a new equity incentive program to be established (the “ Promote Program”) pursuant to which Mr. McBeath is expected to be allocated an award representing 1.75% of the total number of equity interests of BRE Spade Parent LLC (“Parent”), an affiliate of Blackstone, on a fully diluted basis. Awards under the Promote Program will vest in equal annual installments over a five-year period on each anniversary of December 19, 2014 and will fully vest upon a change of control, in each case, subject to Mr. McBeath’s continued employment through the applicable vesting date. If Mr. McBeath’s employment with the Company is terminated for any reason, unvested awards will be forfeited and vested awards will be subject to repurchase by Parent. Generally, awards under the Promote Program will participate pro-rata in distributions from Parent after the investors of Parent receive cumulative distributions in respect of their purchased equity interests (i) equal to 175% of their investment and (ii) sufficient to achieve an internal rate of return equal to at least 15% on their investment.

Mr. Eidell’s Employment Agreement

Beginning February 12, 2012, under a consulting agreement, Mr. Eidell began serving as the Company’s Interim Chief Financial Officer. Subsequently, we entered into a three-year employment agreement with Mr. Eidell, to serve as Chief Financial Officer of the Company, which will expire on May 21, 2015. If we and Mr. Eidell do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial three-year term which commenced on May 22, 2012, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. Eidell’s agreement provides that for a period of twelve months following termination he shall not, for pay or otherwise, directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, hotel, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Eidell’s agreement generally provides that during the period of employment and for a period of twelve months following termination of employment for any reason whatsoever, he will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the twelve- month period following termination he will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Ms. Marchese’s Employment Agreement

Effective January 1, 2012, we have entered into a three-year employment agreement with Ms. Marchese to continue serving as Chief Marketing Officer of the Company. Effective November 7, 2014, Ms. Marchese agreed to amend her employment agreement. The amendment refers to amend certain provisions of the agreement. The Specified Term of the Agreement is to be extended for a period of ninety (90) days, expiring on April 3, 2015. If we and Ms. Marchese do not reach an agreement to extend her first amended agreement and her employment continues beyond the expiration of the first amended employment agreement, her employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason, Ms. Marchese’s agreement provides that for a period of twelve months following termination she shall not, for pay or otherwise, directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, hotel, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Ms. Marchese’s agreement generally provides that during the period of employment and for a period of twelve months following termination of employment for any reason whatsoever, she will not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provides that for the twelve-month period following termination she will not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Mr. Pearl’s Employment Agreement

Effective November 19, 2008, Mr. Pearl served as General Counsel and effective December 20, 2010, Mr. Pearl served as Chief Compliance Officer. On March 27, 2013, we entered into a three-year employment agreement with Mr. Pearl to serve as General Counsel, Corporate Secretary, and Chief Compliance Officer, which will expire on March 2016. If we and Mr. Pearl do not reach an agreement to extend this agreement and his employment continues beyond the expiration of the initial three-year term, his employment will be “at-will” and either party may terminate the employment relationship at any time for any reason or no reason. Mr. Pearl’s agreement provides that for a period of twelve months following termination (six months if termination is for Cause or without Good Reason or Mr. Pearl’s termination occurs after the initial term has expired) he shall not directly or indirectly or in any manner or method be employed by, provide consultation or other services to, engage or participate in, provide advice, information or assistance to, fund or invest in a competitor anywhere within a 100 mile radius of The Cosmopolitan engaged in or about to engage in gaming, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Pearl’s agreement generally provides that during the period of employment and for a period of twelve months following termination of employment (six months if termination is for Cause or without Good Reason or Mr. Pearl’s termination occurs after the initial term has expired), he will not hire, offer employment to, or solicit any employee of the Company. The employment agreement also contains restrictions to protect our relationships with vendors, contractors, and CoStars and to protect confidential information.

The Company had not made any equity awards to named executive officers prior to 2015. Therefore, we do not include an Outstanding Equity Awards or Option Exercises/Stock Vested Table. Similarly, the Company does not maintain a pension plan or a nonqualified deferred compensation plan for named executive officers. Therefore, we do not include a Pension Benefits or Nonqualified Deferred Compensation Tables.

Mr. Unwin’s Employment Agreement

On November 6, 2013, we entered into a new two-year employment agreement with Mr. Unwin to continue serving as Chief Executive Officer, which terminated on December 19, 2014, the effective date of the Separation and Consulting Agreement described below. Mr. Unwin’s employment agreement provided that for a period of six months following termination he would not, for pay or otherwise, manage or engage in, supervise or assist others to perform similar activities in which he had engaged during the two previous years with any business that is within 100 miles of The Cosmopolitan engaged in or about to engage in gaming, casino/resort operations or management or marketing and/or soliciting on behalf of such entity. Mr. Unwin’s agreement generally provided that during the period of employment and for a period of six months following termination of employment for any reason whatsoever, he would not hire, offer employment to, or solicit any employee of the Company. The agreement also generally provided that for the six-month period following termination he would not retain, solicit, induce, or entice any client, customer or other business relationship of the Company to terminate, discontinue or otherwise cease or modify its relationship with the Company.

Mr. Unwin’s Separation and Consulting Agreement

BRE Spade Parent LLC (“Parent”), an affiliate of Blackstone, entered into a Separation and Consulting Agreement with Mr. Unwin, dated as of December 12, 2014, (the “Unwin Separation Agreement”), to which the Company was not originally a party, but assumed the payment obligations thereunder on December 19, 2014. Pursuant to the Unwin Separation Agreement, in addition to any accrued and unpaid payments and benefits owed to Mr. Unwin and subject to his execution and non-revocation of a general release of claims in favor of Parent and other beneficiaries, Mr. Unwin is entitled to receive a lump sum cash payment equal to $1,500,000, which represents the cash severance payment he would have been entitled to receive upon a qualifying termination of employment under his employment agreement with the Company, dated as of November 6, 2013. Mr. Unwin was also entitled to receive a pro-rated portion of his 2014 annual incentive bonus and remained eligible to receive awards under the MIP and Exit Award Plan.

In addition, Mr. Unwin has been engaged as a consultant to the Company for a minimum three-month consulting term, beginning on December 19, 2014. During the consulting term, Mr. Unwin is to provide consulting services as may be mutually agreed between Mr. Unwin and the Company. Either Mr. Unwin or the Company may terminate the consulting arrangement at any time upon 30 days’ written notice (so long as such termination does not become effective prior to April 19, 2015). In consideration for such services during the consulting term, Mr. Unwin is entitled to receive a consulting fee of $75,000 per month.

The Unwin Separation Agreement also provides that Mr. Unwin remains subject to the covenants set forth in his employment agreement, but at the end of the consulting term, will no longer be subject to the covenant not to compete with the Company.

Mr. McCartney’s Separation Agreement

The Company entered into a Severance and Full and Final Release Agreement with Mr. McCartney on February 12, 2015 (the “McCartney Severance Agreement”). In consideration of the promises, covenants, and releases contained in the McCartney Severance Agreement, Mr. McCartney is entitled to receive any accrued but unpaid base salary, as well as his base salary for the period commencing on February 14, 2015, and ending on January 1, 2016. Mr. McCartney is also entitled to receive his 2014 annual incentive bonus and the balance of his awards, if any, under the MIP and Exit Award Plan. In addition, the Company will continue to provide Mr. McCartney with health and insurance coverage until the earlier of either December 31, 2015, or the date he becomes eligible for health and insurance coverage from a new employer.

The McCartney Severance Agreement provides that Mr. McCartney is subject to covenants of confidentiality and non-disparagement. The McCartney Severance Agreement also provides that Mr. McCartney remains subject to the covenants set forth in his employment agreement, except for the covenant against ownership in a publically traded company engaged in the hotel, resort, or gaming industry and the covenant against employment, providing consultation services, or other support to a competitor located within a 100 mile radius of the Cosmopolitan of Las Vegas, both of which have been waived by the Company.

Potential Payments upon Termination or Change in Control

The following presents our reasonable estimate of the benefits payable to our named executive officers in the event of certain qualifying terminations of employment or upon a change in control, assuming that such termination or change in control occurred on December 31, 2014. Except with respect to Mr. Unwin, for whom we report his actual amounts received based upon his termination of employment on December 19, 2014, the amounts described below are intended to reflect the potential payments that would be payable based on the triggering events described herein, and do not necessarily represent amounts payable in the future.

Under the Company’s Exit Award Plan, if an Exit Transaction occurs before December 31, 2014, which it did, and if the Company achieved the Exit EBITDA Target set by the Board, which it did, the following Exit Awards became payable to each pre-acquisition named executive officer: John Unwin, $5,000,000; Ronald G. Eidell, $800,000; Lisa Marchese, $400,000; Thomas J. McCartney, $800,000; and Anthony Pearl, $400,000. If the Company had failed to achieve the Exit EBITDA Target, lesser amounts could have been payable to each pre-acquisition named executive officer under the Exit Award Plan.

Under the Company’s MIP, if the Company achieved the MIP EBITDA Target set by the Board before an Exit Transaction, Messrs. Eidell, McCartney, and Pearl, and Ms. Marchese, would become entitled to a payment under the MIP equal to, $1,800,000, $1,800,000, $750,000, and $750,000, respectively. Under the terms of Mr. Unwin’s employment agreement, he was granted an incentive award under the MIP in an amount equal to $2,000,000. If the Company failed to achieve the MIP EBITDA Target, lesser amounts could have been payable to each pre-acquisition named executive officer. The Company achieved 98.25% of MIP EBITDA Target, resulting in the following payments under the MIP: $1,964,913 to Mr. Unwin, $1,768,421 to Messrs. Eidell and McCartney, and $736,842 to Ms. Marchese and Mr. Pearl, in each case, less any required federal, state, or local income and employment taxes.

Under the Company’s Annual Incentive Plan, if an Exit Transaction occurs before December 31, 2014, which it did, an earned award amount will be calculated as of the date of the Exit Transaction, except that the target level of Adjusted EBITDA will be the Company’s budgeted EBITDA at the time of the Exit Transaction and the threshold and maximum level EBITDA figures will be adjusted proportionately and applied to each named executive officer’s target award in order to calculate such executive’s earned award, which resulted in the following payments under the Annual Incentive Plan: $961,964 to Mr. Unwin, $298,400 to Mr. McCartney, and $198,933 to Ms. Marchese and Messrs. Eidell and Pearl, in each case, less any required federal, state, or local income and employment taxes.

Mr. McBeath. Pursuant to his employment agreement, if the Company terminates Mr. McBeath’ s employment without cause or he resigns for good reason, he would be entitled to receive: (i) a pro-rated portion of the annual bonus in respect of the year in which the termination occurred, which for 2014 would be $0 because he was not eligible to earn a bonus in such year (ii) a lump sum cash severance payment equal to one year of his base salary plus the annual bonus paid to him for the full fiscal year immediately prior to the date of the termination, which for 2014 would be $750,000 because he would not have earned any annual bonus for a prior fiscal year based on an assumed December 31, 2014, termination date due to his December 19, 2014, hire date and (iii) subject to his election of COBRA continuation coverage, for a period of 12 months following the termination, a monthly cash payment equal to the difference between the monthly COBRA premium and the monthly contribution paid by active employees for the same coverage, which would be equal to $773. If Mr. McBeath’ s employment is terminated as a result of his death or disability, he is entitled to receive a pro-rata portion of the annual bonus in respect of the year in which the termination occurred, which for 2014 would be $0 because he was not eligible to earn a bonus in such year. If Mr. McBeath’s employment is terminated by the Company without cause or he resigns for good reason in connection with a change in control, he would be entitled to receive the same payments and benefits as described in clauses (i)-(iii) above, except that the lump sum cash severance payment would be reduced by the value of his then-held vested equity awards in the Promote Program. As of December 31, 2014, none of the equity awards in the Promote Program had been granted, so Mr. McBeath would not experience any reduction in his severance payments if such qualifying termination occurred in connection with a change in control. No payments under clauses (i)-(iii) above will be made unless Mr. McBeath executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Mr. Eidell. Pursuant to his employment agreement, if the Company terminates Mr. Eidell’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to twelve months of his annual base salary then in effect (which totals $400,000 at December 31, 2014), payable in accordance with the Company’s scheduled payroll practices. In addition, Mr. Eidell would be eligible for any discretionary bonus expressly awarded but not yet paid. No payments will be made unless Mr. Eidell executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Ms. Marchese. Pursuant to her employment agreement, if the Company terminates Ms. Marchese’s employment for any reason (other than for cause) or for no reason, she would be eligible to receive cash severance equal to twelve months of her annual base salary then in effect (which totals $400,000 at December 31, 2014), payable in accordance with the Company’s scheduled payroll practices. In addition, Ms. Marchese would be eligible for any discretionary bonus expressly awarded but not yet paid. No payments will be made unless Ms. Marchese executes a general release of claims in the form provided to her by the Company and the release becomes effective.

Mr. Pearl. Pursuant to his employment agreement, if the Company terminates Mr. Pearl’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to twelve months of his annual base salary then in effect (which totals $400,000 at December 31, 2014), payable in accordance with the Company’s scheduled payroll practices. In addition, Mr. Pearl would be eligible for any discretionary bonus expressly awarded but not yet paid. No payments will be made unless Mr. Pearl executes a general release of claims in the form provided to him by the Company and the release becomes effective.

Mr. Unwin. Pursuant to his Separation and Consulting Agreement dated December 12, 2014, upon his termination of employment on December 19, 2014, Mr. Unwin received a lump sum cash severance payment of $1,500,000. On March 12, 2015, Mr. Unwin received a pro-rated 2014 annual bonus equal to $961,964. Additionally, Mr. Unwin remained eligible to receive his (i) Exit Award of $5,000,000 under the Exit Award Plan, which was payable in eight cash installments, less any required federal, state, or local income and employment taxes, (the first installment was paid on December 19, 2014, the second installment was paid on January 1, 2015 and the remaining installments will be paid on the first business day of each of the next six calendar quarters, beginning April 1, 2015 and the last payment to be made on July 1, 2016), and (ii) incentive award of $1,964,913 under the MIP, of which $1,917,000 was paid on December 19, 2014, less any required federal, state, or local income and employment taxes. Mr. Unwin continued to provide consulting services to the Company beginning on December 19, 2014, for a period of no less than three months at a rate of $75,000 per month.

Mr. McCartney. Pursuant to his employment agreement, if the Company terminates Mr. McCartney’s employment for any reason (other than for cause) or for no reason, he would be eligible to receive cash severance equal to twelve months of his annual base salary then in effect (which totals $600,000 at December 31, 2014), payable in accordance with the Company’s scheduled payroll practices. No payments will be made unless Mr. McCartney executes a general release of claims in the form provided to him by the Company and the release becomes effective. Pursuant to his Separation and Consulting Agreement, Severance and Full and Final Release Agreement, dated February 12, 2015, upon his termination of employment on February 13, 2015. Mr. McCartney received a lump sum cash severance payment of $530,766. On March 12, 2015, Mr. McCartney received a 2014 annual bonus payment equal to $298,400. Additionally, Mr. McCartney remained eligible to receive his (i) exit award of $800,000 under the Exit Award Plan, which was payable in eight cash installments, less any required federal, state, or local income and employment taxes (the first installment was paid on December 19, 2014, the second installment was paid on January 1, 2015 and the remaining installments will be paid on the first business day of each of the next six calendar quarters, beginning April 1, 2015, with the last payment to be made on July 1, 2016), and (ii) incentive award of $1,768,421 under the MIP, of which $1,725,000 was paid on December 19, 2014, less any required federal, state, or local income and employment taxes.

Director Compensation

The Members of the Board do not receive any compensation for their service on the Board or any committee of the Board.

Compensation Committee

Although we are not required to establish a formal compensation committee, on November 17, 2010, the Board decided to establish one. Prior to the Sale, the members of the Compensation Committee were Fabrizio Campelli, Jeff Baer and Enrico Sanna. In connection with the Sale, on December 19, 2014, each of Jeff Baer, Fabrizio Campelli, and Enrico Sanna, resigned from the Company’s Board of Directors and the Compensation Committee. The Board has not created a Compensation Committee subsequent to the Sale.

Audit Committee

See above discussion concerning our Audit Committee under the heading “Item 10 – Directors, Executive Officers and Corporate Governance – Other Matters – Audit Committee.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with regard to the beneficial ownership of our membership interests as of March 27, 2015, for (i) each person who beneficially owned more than 5% of our Class A Membership Interests, which comprise our outstanding voting securities (ii) each member of our Board, (iii) each of our “named executive officers” identified in Part III, Item 11 – “Executive Compensation” and (iv) all of the members of our Board and executive officers as a group.

Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it. The following table also sets forth certain additional information with regard to the ownership of our Class B Membership Interests, which comprise our outstanding non-voting securities. Beneficial ownership is determined in accordance with the rules of the SEC.

	Percentage Ownership of Class A (Voting) Membership Interests	Percentage Ownership of Class B (Non-Voting) Membership Interests
BRE Spade Voteco LLC (1)	100%	—
BRE Spade Mezz 1 LLC (2)	—	100%
Jonathan D. Gray (1)	—	—
Tyler S. Henritze (1)	—	—
William J. Stein (1)	—	—
William P. McBeath	—	—
Ronald G. Eidell	—	—
Lisa Marchese	—	—
Anthony Pearl	—	—
John Unwin	—	—
Thomas J. McCartney
All Members of the Board and executive officers as a group (9 persons)

(1)	As of March 27, 2015, Spade Voteco held 100% of the Class A Membership Interests in the Company. Messrs. Gray, Henritze and Stein are the members and managers of Spade Voteco and may be deemed to have beneficial ownership of the Company’s Class A Membership Interests held by Spade Voteco. Refer to Part I, Item 1- “Business – Agreements Governing the Operation of The Cosmopolitan,” for more information on our ownership structure and the agreements governing the operations of our Company. The business address of Spade Voteco is c/o Blackstone, 345 Park Avenue, New York, New York 10154.

(2)	Spade Mezz holds 100% of the Class B Membership Interests in the Company. Blackstone, through its wholly-owned subsidiary, BRE Spade Parent LLC, may be deemed to be the beneficial owner of the Class B Membership Interests held by Spade Mezz in the Company. The business address of Blackstone is 345 Park Avenue, New York, New York 10154.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company is involved from time to time in financing and other transactions with certain of its affiliates. During the year ended December 31, 2014, the Company was involved in significant financing and other transactions with Deutsche Bank and its affiliates and with Blackstone and its affiliates. The following table sets forth amounts held with, receivable from and payable to affiliates:

Predecessor
(In thousands)	December 31, 2013
Cash in bank	$32,867
Due from affiliate	56,413
Loan payable to affiliate	3,499,917
Interest payable to affiliate	9,859

Deutsche Bank provided certain administrative and other support services to the Company, including accounting, development management, procurement and logistics, and legal, which were terminated upon the Sale. The Company was charged $0.2 million for Predecessor Period and $0.02 million for the year ended December 31, 2013, for these services.

On October 21, 2010, the Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented related to and for the benefit of the Company. The Company paid $1.6 million, $0.9 million and $1.1 million for the respective years ended December 31, 2014, 2013 and 2012, for such expenses incurred by Nevada Voteco on behalf of the Company. As part of the Sale of the Company, the Company paid Fulcrum Hospitality LLC $1.6 million.

As further described in Note 4, effective January 1, 2012, pursuant to broader tax reorganization, the Company became part of a U.S. Consolidated Group owned by Deutsche Bank. During 2012 and in connection with joining the U.S. Consolidated Group, the Company became party to a tax sharing agreement with the U.S. Consolidated Group. The tax sharing agreement requires the Company to pay to the U.S. Consolidated Group its share of its estimated current tax liability calculated on a separate return basis. Conversely, the U.S. Consolidated Group shall pay the Company for tax losses incurred, also calculated on a separate return basis. The Company had tax-effected taxable income of $460 million and a tax-effected net operating loss of ($56.4) million for December 18, 2014 and December 31, 2013, respectively. The Company was reimbursed for the utilization of its net operating loss generated in 2013 by the U.S. Consolidated Group in 2014 and will settle any intercompany due to/due from Deutsche Bank for the 2014 activity in the cash settlement/purchase accounting entries.

Mortgage Loan

In connection with the Sale, the Mortgage Borrowers entered into the Mortgage Loan. For a description of certain material provisions, refer to Item 7 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Mezzanine Loans

In connection with the Sale, affiliates of Blackstone entered into two Mezzanine Loans. For a description of certain material provisions, refer to Note 17 Related Party Transactions.

Second Amended and Restated Limited Liability Company Agreement

The voting, management and other powers of holders of Class A Membership Interests and Class B Membership Interests of the Company, and the Board are governed by the Second Amended and Restated Limited Liability Company Agreement. For a description of certain material provisions, refer to “Item 1. Business – Agreements Governing the Operation of The Cosmopolitan – Second Amended and Restated Limited Liability Company Agreement.”

Operating Agreement of Blackstone Voteco

For a description of certain material provisions, refer to Item 1– “Business – Agreements Governing the Operation of The Cosmopolitan – Operating Agreement of Blackstone Voteco.”

Credit Facility

In connection with the Class B Sale, on December 19, 2014, the Company terminated its $3.9 billion Credit Facility with Deutsche Bank AG New York Branch. The outstanding balance of the loan thereunder was forgiven at no cost to the Company or its subsidiaries.

Company Directors

Each of Jonathan D. Gray, Tyler S. Henritze and William J. Stein are employed by Blackstone.

Review, Approval or Ratification of Transactions with Related Persons

Given the ownership structure and management of the Company, we have not adopted policies and procedures for the review, approval, or ratification of transactions required to be reported pursuant to Item 404(a) of Regulation S-K. We are managed by our Board which, after due deliberation, discussion and consideration, approves or ratifies transactions with related persons of the Company.

Director Independence

Although we are not subject to the rules promulgated by the Nasdaq Stock Market, we have used the independence requirements set forth in these rules as a benchmark to determine whether our Members of the Board are independent. Members of the Board do not meet the independence requirements set forth in the rules promulgated by the Nasdaq Stock Market because they are also employed by Blackstone or affiliates thereof.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees for professional services rendered by EY for the 2014 Combined period for the audit of our consolidated annual financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $0.5 million.

The aggregate fees for professional services rendered by PwC for the 2014 Combined period for the reviews of the financial statements included in our quarterly reports on Form 10-Q were $0.3 million.

The aggregate fees for professional services rendered by PwC for the fiscal year ended December 31, 2013, for the audit of our consolidated annual financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $0.7 million.

Audit-Related Fees

The aggregate fees for assurance and related services rendered by EY during the 2014 Combined period ended that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in “Audit Fees” above were $0.

The aggregate fees for assurance and related services rendered by PwC during the fiscal year ended December 31, 2013, that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in “Audit Fees” above were $0.

Tax Fees

The aggregate fees and expenses for tax compliance, tax advice and planning services by EY during the 2014 Combined period were $0.5 million.

The aggregate fees and expenses for tax compliance, tax advice and planning services by PwC during the year ended December 31, 2013, were $0.1 million.

All Other Fees

There were no aggregate amounts billed for any other fees or expenses by EY during the 2014 Combined period.

There were no aggregate amounts billed for any other fees or expenses by PwC during the year ended December 31, 2013.

Board Approval

The fees and services disclosed above for 2014 and 2013 were approved by the Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the Annual Report on Form 10-K.

1.	List of Financial Statements

•	Report of Independent Registered Public Accounting Firm – Ernst & Young, LLP

•	Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers, LLP

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the Successor Period Ended December 31, 2014, the Predecessor Period Ended December 18, 2014 and Years Ended December 31, 2013 and 2012

•	Consolidated Statements of Members’ Equity/(Deficit) for the Successor Period Ended December 31, 2014, the Predecessor Period Ended December 18, 2014 and Years Ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Successor Period Ended December 31, 2014, the Predecessor Period Ended December 18, 2014 and Years Ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

We have omitted all financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

EXHIBIT INDEX

EXHIBIT NUMBER

3.1*	Certificate of Formation, dated as of July 30, 2008, for Nevada Property 1 LLC, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

3.2**	Second Amended and Restated Limited Liability Company Agreement of Nevada Property 1 LLC, dated as of December 19, 2014.

3.3**	Operating Agreement of BRE Spade Voteco LLC dated as of June 2, 2014.

10.1**	Lease and Operating Agreement, dated December 19, 2014, between TCOLV Propco LLC and Nevada Property 1 LLC.

10.2**†	Severance and Full and Final Release Agreement, dated February 12, 2015, by and between Nevada Property 1 LLC and certain related entities and Tom McCartney.

10.3**†	Separation and Consulting Agreement, dated as of December 12, 2014, between BRE Spade Parent LLC and John Unwin.

10.4**†	Employment Agreement, dated as of November 19, 2014, between BRE Spade Parent LLC and William P. McBeath.

10.5**	Mezzanine A Loan Agreement, dated as of December 19, 2014, between BRE Spade Mezz A LLC and BRE Spade Mezz 1 LLC and JPMorgan Chase Bank, National Association.

10.6**	Mezzanine B Loan Agreement, dated as of December 19, 2014, between BRE Spade Mezz B LLC and BRE Spade Mezz 2 LLC and JPMorgan Chase Bank, National Association.

10.7*†	Employment Agreement, dated February 1, 2010, between Nevada Employer LLC and Anthony Pearl, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53938) filed on April 9, 2010.

10.8**	Termination of Credit Agreement, dated as of December 19, 2014, by and between Deutsche Bank AG New York Branch and Nevada Property 1 LLC.

10.9**	Termination of Credit Agreement, dated as of December 19, 2014, by and between Deutsche Bank AG New York Branch and Nevada Property 1 LLC.

10.10*†	2010 Discretionary Cash Compensation Plan, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on March 30, 2011.

10.11*†	Employment Agreement, dated December 6, 2011, between Nevada Property 1 LLC and Thomas J. McCartney, incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 23, 2012.

10.12*†	Consulting Agreement, dated February 21, 2012, between Nevada Property 1 LLC and Ronald G. Eidell, incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 23, 2012.

10.13*†	Employment Agreement, dated May 22, 2012, between Nevada Property 1 LLC and Ronald Eidell, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2012.

10.14*†	Employment Agreement, dated January 1, 2012, between Nevada Property 1 LLC and Lisa Marchese, incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2012.

10.15*†	Employment Agreement, dated March 27, 2013, between Nevada Property 1 LLC and Anthony J. Pearl, incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.16*†	The Cosmopolitan of Las Vegas Management Incentive Award Plan dated as of March 27, 2013, incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.17*†	Incentive Award Agreement under The Cosmopolitan of Las Vegas Management Incentive Award Plan, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.18*†	The Cosmopolitan of Las Vegas Management Exit Award Plan dated as of March 27, 2013, incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.19*†	Exit Award Agreement under The Cosmopolitan of Las Vegas Management Exit Award Plan, incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on March 29, 2013.

10.20*†	Employment Agreement, dated November 6, 2013, between Nevada Property 1 LLC and John Unwin, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2013.

10.21*†	The Cosmopolitan of Las Vegas 2014 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014.

10.22*†	First Amendment to The Cosmopolitan of Las Vegas Management Incentive Award Plan dated as of March 20, 2014, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2014.

10.23*†	First Amendment to the Employment Agreement, dated December 6, 2011, between Nevada Property 1 LLC and Thomas J. McCartney, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2014.

10.24*†	First Amendment to the Employment Agreement, dated January 1, 2012, between Nevada Property 1 LLC and Lisa Marchese, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2014.

10.25**	Mortgage Loan Agreement, dated as of December 19, 2014, among JPMorgan Chase Bank, National Association, TCOLV Propco LLC, Nevada Property 1 LLC and the subsidiaries of Nevada Property 1 LLC named therein.

21.1*	Subsidiaries of the Registrant. incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on March 30, 2011.

24.1**	Power of Attorney for certain members of the Board of Nevada Property 1 LLC, authorizing the signing of this Annual Report on Form 10-K on their behalf.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Exchange Act Section 13(r) Disclosure.

99.2**	Exchange Act Section 13(r) Disclosure.

101***	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL):

i.	the Consolidated Statements of Operations for the for the Successor Period Ended December 31, 2014, the Predecessor Period Ended December 18, 2014 and the Years Ended December 31, 2013 and 2012;

ii.	the Consolidated Balance Sheets as of December 31, 2014 and 2013;

iii.	the Consolidated Statements of Members’ Equity/( Deficit) for the Successor Period Ended December 31, 2014, the Predecessor Period Ended December 18, 2014 and the Years Ended December 31, 2013 and 2012;

iv.	the Consolidated Statements of Cash Flows for the Successor Period Ended December 31, 2014, the Predecessor Period Ended December 18, 2014 and the Years Ended December 31, 2013 and 2012; and

v.	the Notes to Consolidated Financial Statements.

*	Previously filed.
**	Filed herewith.
***	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Indicates management contract or compensatory plan.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

March 27, 2015	Nevada Property 1 LLC

/s/ WILLIAM P. MCBEATH William P. McBeath President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. MCBEATH William P. McBeath	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2015

/s/ RONALD G. EIDELL Ronald G. Eidell	Chief Financial Officer (principal financial officer and principal accounting officer)	March 27, 2015

/s/ JONATHAN D. GRAY* Jonathan D. Gray	Director	March 27, 2015

/s/ TYLER S. HENRITZE* Tyler S. Henritze	Director	March 27, 2015

/s/ WILLIAM J. STEIN* William J. Stein	Director	March 27, 2015

*	The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ Ronald G. Eidell (Ronald G. Eidell, Attorney-in-Fact)	March 27, 2015