Form 10-Q
period 2015-03-31
Nevada Property 1 LLC
filed 2015-05-13
CIK 1485589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Registrant’s telephone number, including area code — (702)-698-7000

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

The Registrant’s Class A and Class B Membership Interests are not publicly traded. As of May 15, 2015, BRE Spade Voteco LLC owned all of the registered 100 Class A Membership Interests of the registrant and BRE Spade Mezz 1 LLC owned all of the 100 Class B Membership Interests of the registrant.

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

We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to:

•	General economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry;

•	increasing competition in our industry;

•	the seasonal nature of the hotel, resort and casino industry;

•	the capital intensive nature of the Las Vegas hotel, resort and casino industry;

•	costs associated with compliance with extensive legal and regulatory requirements, including anti-money laundering requirements;

•	diminishing value of our name, image and brand;

•	the unexpected loss of key members of our senior management;

•	dependence on various key third-party operators;

•	the outcome of pending or future legal proceedings;

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	our ability to collect gaming receivables from our credit players;

•	the impact a natural disaster or infectious disease outbreak may have on the travel and leisure industry;

•	the consequences of military conflicts and any security alerts and/or terrorist attacks which may impact levels of travel, leisure and consumer spending; and

•	other risks discussed in the sections entitled Part I —“Item 1A — Risk Factors” in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

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

Part I — Financial Information

Item 1 — Condensed Consolidated Financial Statements

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor
	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash on hand	$18,274	$21,270
Cash in bank	57,199	34,166

Total cash and cash equivalents	75,473	55,436
Restricted cash	1,076	877
Designated cash	35,988	31,649
Accounts receivable, net	64,566	51,806
Inventories	13,744	15,055
Prepaid expenses and other assets	18,600	21,514

Total current assets	209,447	176,337
Property and equipment, net	1,419,722	1,432,298
Goodwill	31,963	25,549
Intangible assets, net	203,998	214,828
Other assets	15,486	34,378

Total assets	$1,880,616	$1,883,390

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$10,457	$7,740
Interest payable	1,284	—
Accrued and other liabilities	98,399	102,210

Total current liabilities	110,140	109,950
Accounts payable — construction	73	306
Accrued and other liabilities — construction	63	72
Debt obligations	864,146	862,617
Other liabilities	4,038	4,189

Total liabilities	978,460	977,134
Commitments and contingencies (Note 15)
Members’ equity	902,156	906,256

Total liabilities and members’ equity	$1,880,616	$1,883,390

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues:
Casino	$58,447	$49,119
Hotel	80,610	75,767
Food and beverage	81,879	85,399
Entertainment, retail and other	8,175	8,286

Gross revenues	229,111	218,571
Less — promotional allowances	(39,274)	(35,705)

Net revenues	189,837	182,866

Operating expenses:
Casino	38,292	30,950
Hotel	8,223	9,224
Food and beverage	47,978	55,631
Entertainment, retail and other	6,695	7,693
Sales and marketing	15,680	20,649
General and administrative	27,490	25,061
Corporate	15,973	2,740
Loss on disposal of assets	—	116
Depreciation and amortization	27,460	41,690

Total operating expenses	187,791	193,754

Operating income/(loss)	2,046	(10,888)

Other income/(expense):
Net settlements and default income	—	149
Interest and other income	5	15
Interest expense, net of amount capitalized	(7,440)	(9,546)

Total other expense	(7,435)	(9,382)

Loss before income taxes	(5,389)	(20,270)
Income tax benefit	—	7,582

Net loss	$(5,389)	$(12,688)

See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(5,389)	$(12,688)
Deferred income taxes	—	(453)
Depreciation and amortization	27,460	41,690
Amortization of debt discount and deferred financing costs	1,529	—
Change in value on Interest rate cap	(157)	—
Gain on disposal of assets	—	116
Bad debt provision	3,189	2,200
Changes in operating assets and liabilities:
Restricted cash	(200)	(135)
Designated cash	(4,339)	—
Accounts receivable, net	(15,950)	(15,902)
Due from affiliate	—	(7,129)
Inventories	1,312	1,007
Prepaid expenses and other assets	22,118	147
Accounts payable	2,717	(3,430)
Accrued and other liabilities	(3,978)	(7,002)
Interest payable	1,284	(313)

Net cash provided by/(used in) operating activities	29,596	(1,892)

Cash flows from investing activities:
Net cash paid for acquisition	(6,414)	—
Ordinary capital expenditures	(2,517)	(2,515)
Capital expenditures for major construction projects	(1,917)	(9,508)

Net cash used in investing activities	(10,848)	(12,023)

Cash flows from financing activities:
Borrowings under loan payable to affiliate	—	5,336
Principal payments under loan payable to affiliate	—	(10,000)
Contributions from Members	6,414	—
Distributions to Members	(5,125)	—

Net cash provided by/(used in) financing activities	1,289	(4,664)

Net increase/(decrease) in cash and cash equivalents	20,037	(18,579)
Cash and cash equivalents at beginning of period	55,436	58,660

Cash and cash equivalents at end of period	$75,473	$40,081

Supplemental disclosure of cash flow information
Cash transactions:
Cash paid for interest due to affiliate, net of interest capitalized	$—	$9,859
Cash paid for interest due on term loan	$4,473	$—
Non-cash transactions:
Change in accrued additions to construction in progress	$(147)	$(9,667)

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

Sale or Transfer of Members’ Equity Interests and Corporate Structure

On December 18, 2014, BRE Spade Voteco LLC (“Spade Voteco”), received approval from the Nevada Gaming Commission (the “Gaming Commission”) to acquire control of the Company. In connection with such approval, and with the completion of the Class B Sale (as defined below), on December 19, 2014, Nevada Voteco LLC (“Nevada Voteco”) transferred 100% of the Class A Membership Interests in Nevada Property (the “Class A Membership Interests”) to Spade Voteco for nominal consideration (together with the Class B Sale, the “Sale”).

On December 19, 2014, Nevada Mezz 1 LLC (“Nevada Mezz”), an affiliate of Deutsche Bank, completed its previously announced sale (the “Class B Sale”) of 100% of the Class B Membership Interests to Spade Mezz, an affiliate of Blackstone, for cash consideration of $1.73 billion plus Nevada Property’s working capital of $49.4 million as determined pursuant to the provisions of the purchase agreement.

As a result of the Sale, Spade Voteco now has 100% voting control over Nevada Property through its ownership of all of the Class A Membership Interests and Spade Mezz now holds 100% economic control over Nevada Property through its ownership of all of the Class B Membership Interests. Except as provided by law, the Class B Membership Interests have no voting rights.

In connection with the Sale, the Company completed the following transactions:

•	Nevada Property acquired all of the membership interests in TCOLV Propco LLC (“Propco”), an affiliate entity of Blackstone, through a contribution of such interests from Spade Mezz.

•	Nevada Property transferred its fee simple interest in the Property to Propco, its direct subsidiary at the time of such transfer and leased back such Property from Propco (exclusive of the gaming assets and intellectual property to which Nevada Property had retained title) pursuant to a Lease and Operating Agreement, dated as of December 19, 2014, (the “Lease”).

•	Nevada Property distributed all of the membership interests in Propco to Spade Mezz.

•	Nevada Property, Propco, Spade Mezz and certain other affiliates of Blackstone entered into the financing arrangements and agreements described within this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, which was filed with the SEC on March 27, 2015.

Spade Voteco and Spade Mezz are collectively referred to as the “Members” within this Quarterly Report on Form 10-Q.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements for Nevada Property 1 LLC include TCOLV Propco LLC (“Propco”), which is a variable interest entity for which the Company is the primary beneficiary, Nevada Property 1 LLC, and Nevada Property 1 LLC’s, wholly own subsidiaries, Nevada Restaurant and Nevada Retail.

As previously noted, the Company is an indirect wholly-owned subsidiary of Blackstone. In the normal course of business, the Company’s operations may include significant transactions conducted with Blackstone or affiliated entities of Blackstone.

References in this Quarterly Report on Form 10-Q to “Successor” and “Successor Period” refer to the Company on or after December 19, 2014 and reflect assets and liabilities at fair value determined by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations. References to “Predecessor” and “Predecessor Period” refer to the Company on or before December 18, 2014 and reflect the historical accounting basis in the Predecessor’s assets and liabilities.

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

As discussed in our Annual Report on Form 10-K, Propco leased the hotel and other related property, except for casino-related assets for which Nevada Property retains title, (the “Leased Property”), to the Company pursuant to a Lease and Operating Agreement (the “Lease”). The Lease has an initial term expiring on December 31, 2021, subject to two automatic renewals for successive periods of five years each, subject to the Company’s election not to renew. Under the Lease, the Company is obligated to pay to Propco fixed annual rent (“Fixed Rent”) equal to $125 million per year, payable in arrears in equal monthly installments. Each year, during the term of the Lease, the Company is obligated to pay Propco, as percentage rent, an amount equal to the difference, if positive, between (x) 90% of Operating Income, as defined in the Lease, for such year and (y) the Fixed Rent payable with respect to such year. Under the Lease, all costs and expenses incurred in connection with capital expenditure and expenditures for furniture, fixtures and equipment for the Leased Property shall be paid by the Company from amounts funded by Propco to the Company for such purposes.

The Company determined that Propco is a variable interest entity and the Company is the primary beneficiary; therefore, the Company has consolidated Propco in the Successor Period.

Pushdown Accounting

As previously noted, the Company is an indirect wholly-owned subsidiary of Blackstone. As a result of the Sale, the Company elected to apply pushdown accounting to reflect Spade Mezz’s basis of accounting for the acquired assets and assumed liabilities of the Company. As discussed in Note 13, the Company is not a borrower under the two mezzanine loan agreements (the “Mezzanine Loans”) entered into by affiliates of Blackstone with JPMorgan for a total aggregate principal amount of $425 million. However, the amounts payable under such loans are, in each case, secured by a first lien on the direct and indirect equity of Propco and are expected to also include a pledge of the Class B Membership Interests and a call right of the Class A Membership Interests. Further, the Company is required to pay interest on the Mezzanine Loans; however, the Company is not a borrower, nor is the Company jointly and severally liable for the Mezzanine Loans; therefore, in accordance with ASU No. 2014-17, Business Combination (Topic 805): Pushdown Accounting, the Mezzanine Loans are not included as a liability on the condensed consolidated balance sheet of the Company as of March 31, 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash in banks and deposits with financial institutions that can be liquidated without prior notice or penalty are classified by the Company as cash and cash equivalents. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Pursuant to the terms of the Mortgage Loan agreement, dated as of December 19, 2014, among Propco, Nevada Property and certain subsidiaries of Nevada Property (collectively, the “Mortgage Borrowers”) and JPMorgan Chase Bank, National Association (“JPMorgan”), pursuant to which the Mortgage Borrowers borrowed $875 million (the “Mortgage Loan”) in connection with the Sale and as discussed in Note 11, the Company is required to establish and maintain certain specified cash accounts through the term of the Mortgage Loan and Mezzanine Loans. The amounts funded, and to be funded, to these cash accounts are subject to terms included in the Mortgage Loan and is to be released to us subject to certain conditions specified therein being met. To the extent that an event of default were to occur as determined by the terms of such agreements, there are additional requirements and restrictions placed on the cash accounts. These accounts are held with an independent third party agent (and assuming no event of default has occurred), include: (i) a “lockbox account” which houses certain rents and other revenues from the Property and its operations, with the exception of income from casino or gaming operations; (ii) a “concentration account” which houses certain rents and other revenues from the Property and its operations and which houses all of the amounts transferred from the lockbox account and casino account. Transfers from the lockbox account are required to be made not less than once every business day throughout the term of the loans. Transfers from the casino account are required to be made not less than two times per week throughout the term of the loans; and (iii) “casino accounts” shall be established and maintained to hold all of the income derived from casino operations, less casino operating expenses and any amounts required under gaming liquidity requirements to be maintained on-site at the property in compliance with gaming regulations. For the purpose of the operation of the Company the cash accounts in (i) and (ii) mentioned above have been combined. A separate credit card depository account has also been established as part of the cash account requirements of the Mortgage Loan. Amounts held in the aforementioned accounts may be invested in securities permitted by the loan documents. The Mortgage Loan lender has a first priority security interest in these accounts subject to certain stipulations related to gaming laws for casino related accounts.

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

Restricted Cash

Restricted cash totaled $1.1 million as of March 31, 2015. A portion of restricted cash consisted of $0.8 million tokes (tips) earned by our CoStars in the Company’s slot and table games departments and $0.3 million represents the cash account funded by our partners to be used for certain capital expenditures.

Designated Cash

As of December 31, 2014, the Company established a designated cash account which consists primarily of the net working capital as a result of the Sale and amounts funded by the Predecessor to fund payments for certain executives under the various executive incentive plans. The designated cash balance of $36.0 million at March 31, 2015, was comprised of $29.9 million of net working capital and $6.1 million for incentive awards under the Management Exit Award Plan (the “Exit Award Plan”), as discussed in Note 8. On April 27, 2015, the $29.9 million of net working capital was paid to Deutsche Bank as final payment related to the Sale of the Company.

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

The activity related to the allowance for accounts receivable for the period below is as follows (in thousands):

	Successor
	Three Months Ended March 31, 2015
	Beginning Balance	Write-offs, Net of Recoveries	Provision	Ending Balance
Allowance for doubtful accounts(1)	$—	$(363)	$(3,189)	$(3,552)

(1)	As part of the adoption of purchase accounting related to the Sale of the Company (refer to Note 3), the accounts receivables were recorded at their fair value.

Inventories

Inventories consist of retail merchandise, food and beverage items which are stated at the lower of cost or market value. Cost is determined by the weighted average identification method.

Derivative Financial Instruments

The Company has managed its market risk, including interest rate risk associated with variable rate borrowings, with the use of a derivative financial instrument. The fair value of the derivative financial instrument is recognized as an asset or liability at each balance sheet date, with changes in fair value affecting net loss. The Company’s interest rate cap did not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are presented as an increase (decrease) in interest expense in the accompanying condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company applies the provisions of FASB Topic 820, “Fair Value Measurements” (Topic 820), to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Topic 820 also established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

•	Level 1 — quoted prices in an active market for identical assets or liabilities;

•	Level 2 — quoted prices in an active market for similar assets or liabilities, inputs other than quoted prices that are observable for similar assets or liabilities, inputs derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3 — valuation methodology with unobservable inputs that are significant to the fair value measurement.

The carrying values of the Company’s cash and cash equivalents, restricted cash, designated cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The carrying value of the Company’s debt at March 31, 2015, is consistent with fair value due to the variable interest rates in place.

Debt Financing Costs

Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are amortized using the effective interest method over the terms of the related debt agreements. For the period ended March 31, 2015, $1.5 million of debt financing costs and debt discounts were amortized to interest expense. Unamortized debt financing costs of $10.9 million were presented as a direct deduction to the debt obligation at March 31, 2015.

The deferred financing costs previously reported in other assets at December 31, 2014 of $2.1 million were reclassified to a direct deduction to the debt. See below for discussion regarding adoption of Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs.

Property and Equipment, Net

Property and equipment are stated at the lower of cost or fair value. As part of the purchase accounting in connection with the Sale of the Company, the estimated useful lives of property and equipment were evaluated based on their remaining economic life resulting in modified estimated useful lives. Depreciation is provided over the estimated useful lives of the assets using the straight-line method as follows:

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

Goodwill and Intangibles

We have $236.0 million in goodwill and intangible assets in our condensed consolidated balance sheet at March 31, 2015, resulting from the Sale as discussed in Note 3. Intangible assets determined to have a finite life are amortized on a straight-line basis over the determined useful life of the asset as follows:

•	Trade name — 30 years

•	Customer distribution arrangement — 16 years, based on the remaining terms of the agreement

•	Backlog — 2 years

•	Customer relationships — 3 years

•	Property easement — 5 years, based on the remaining life of the easement right

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

Reclassifications

For the period ended December 31, 2014, we reclassified certain balance sheet accounts on the condensed consolidated balance sheets to conform all periods to the adoption of Accounting Standard Update No. 2015-03. See below for further discussion.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers (“ASU No. 2014-09”). ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of certain nonfinancial assets. ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management is currently assessing the impact of the adoption of this accounting pronouncement on the Company’s condensed consolidated financial statements in future periods.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU No. 2014-15”). ASU No. 2014-15 requires management to provide an interim and annual assessment concerning an entity’s ability to continue as a going concern, and also requires disclosures under certain circumstances. ASU No. 2014-15 is effective for fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. It is management’s intent to adopt this accounting pronouncement upon the effective date.

During the fourth quarter of 2014, ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (“ASU 2014-17”) was issued. ASU No. 2014-17 gives all entities the option to apply pushdown accounting when they are acquired by another entity. In conjunction with the issuance of ASU 2014-17, the SEC eliminated its guidance related to pushdown accounting. ASU No. 2014-17 was effective upon issuance. See our application of ASU No. 2014-17 within the Pushdown Accounting section of this Note as well as Note 3, Purchase Accounting in Connection with the Sale of the Company.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU No. 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. To simplify the presentation of debt related costs, management adopted the requirements of ASU No. 2015-03 in the current interim period. Debt financing costs of $2.1 million previously reported in other assets were reclassified as an offset to debt obligations as of March 31, 2015. Adoption of ASU No. 2015-03 was applied retrospectively and the December 31, 2014 balances for other assets and debt obligations were adjusted by $2.1 million. At March 31, 2015, the unamortized debt financing cost was $10.9 million.

No other new accounting pronouncements issued or effective during this period had or are expected to have a material impact on the Company’s financial position or results of operations.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our condensed consolidated financial statements.

3. Purchase Accounting in Connection with the Sale of the Company

As discussed in Note 1, Nevada Mezz, an affiliate of Deutsche Bank, completed its previously announced sale of the Company to Spade Mezz, an affiliate of Blackstone for cash consideration of $1.73 billion plus the Company’s working capital of $49.4 million as determined pursuant to the provisions of the purchase agreement. On April 21, 2015, Deutsche Bank and Blackstone reached final agreement on the $49.4 million working capital amount and final payment was made to Deutsche Bank on April 27, 2015. The Sale was accounted for in accordance with ASC 805, Business Combination. The Company elected to apply pushdown accounting.

Effective March 2015, Nevada Mezz and Spade Mezz entered into the Second Amendment to the Purchase Agreement (the “Second Amendment”) to amend the agreement to account for the release of $12.3 million to the Company from the owner controlled insurance program as further discussed in Note 9. The Second Amendment specifies that Nevada Mezz would receive a credit in the excess net working capital amount equal to $6.4 million, representing 50% of the released amount plus broker fees. As a result, the net working capital previously estimated at $43.0 million increased to $49.4 million, increasing the aggregate purchase price from $1.77 billion to $1.78 billion. The estimated fair market values of the tangible and intangible assets acquired and liabilities assumed did not change from those recorded at December 19, 2014. The additional excess of the purchase price of $6.4 million was recorded as goodwill at March 31, 2015.

The following table reflects the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands).

Current and other assets	$174,703
Property and equipment, net	1,433,898
Goodwill	31,963
Intangible assets, net	216,344
Other non-current assets	34,223

Total assets	$1,891,131

Current liabilities	(107,152)
Other long-term liabilities	(4,483)

Total liabilities	(111,635)

Total equity purchase price	$1,779,496

The following table presents the unaudited pro forma results as if the Sale had occurred at January 1, 2014 (in thousands).

Three Months Ended March 31, 2014
Net revenues	$182,866
Operating expenses	179,524
Operating income	3,342
Other income (expense)	(7,277)
Loss before income taxes	(3,935)
Income tax (expense)/benefit	—

Net loss	$(3,935)

4. Accounts Receivable, Net

Accounts receivable, net consists of the following:

	Successor
(In thousands)	March 31, 2015	December 31, 2014
Casino	$36,395	$26,244
Hotel	21,895	16,393
Other	9,828	9,169

	68,118	51,806
Less: allowance for doubtful accounts	(3,552)	—

	$64,566	$51,806

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

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	Successor
(In thousands)	March 31, 2015	December 31, 2014
Prepaid expenses	$15,217	$15,754
Other assets	3,383	5,760

	$18,600	$21,514

Prepaid expenses as of March 31, 2015 and December 31, 2014 consist primarily of expenses relating to insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other assets as of March 31, 2015 and December 31, 2014 consist primarily of imprest funds relating to our partner restaurants and security deposits.

6. Property and Equipment, Net

Property and equipment, net are stated at the lower of cost or fair value and consist of the following:

	Successor
(In thousands)	March 31, 2015	December 31, 2014
Land and land improvements	$107,352	$107,352
Buildings and improvements	1,208,276	1,206,191
Furniture, fixtures and equipment	108,856	108,734
Construction in progress	14,185	12,337
Less: accumulated depreciation	(18,947)	(2,316)

	$1,419,722	$1,432,298

Depreciation expense of $16.6 million was incurred during the three months ended March 31, 2015, for the Successor period and $41.3 million for the three months ended March 31, 2014, for the Predecessor period.

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. For the three months ended March 31, 2015 and 2014, no interest expense was capitalized.

7. Goodwill and Intangibles

Goodwill consists of the following:

	Successor
(In thousands)	March 31, 2015	December 31, 2014
Goodwill	$31,963	$25,549
Less: accumulated impairment	—	—

	$31,963	$25,549

Intangible assets, net consist of the following:

	Successor
(In thousands)	March 31, 2015	December 31, 2014
Trade name	$100,000	$100,000
Customer distribution agreement	21,000	21,000
Backlog	48,000	48,000
Customer relationships	39,000	39,000
Property easement	8,344	8,344
Less: accumulated amortization	(12,346)	(1,516)

	$203,998	$214,828

Intangibles are amortized over the respective useful lives of the assets ranging from two to thirty years. Amortization expense related to intangibles was $10.8 million for the period ended March 31, 2015, for the Successor period and $0.4 million for the three months ended March 31, 2014, for the Predecessor period.

8. Restricted and Designated Cash

As of March 31, 2015, the Company’s restricted cash account consisted of tokes (tips) earned by our CoStars in the Company’s slot and table games departments of $0.8 million and the cash account funded by our partners to be used for certain capital expenditures of $0.3 million.

As of March 31, 2015, the Company’s designated cash account consisted of $29.9 million of net working capital as a result of the Sale and $6.1 million designated by the Predecessor to fund payments for certain executives under the Exit Award Plan.

On April 27, 2015, the $29.9 million of net working capital was paid to Deutsche Bank as final payment related to the Sale of the Company.

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

In January 2015, the Company, Deutsche Bank and National Union Fire Insurance Company of Pittsburgh, PA (“Union Fire Insurance”) entered into a Closeout Agreement whereby the parties agreed to closeout all the general liability and workers compensation insurance policies established under the OCIP. As part of the Closeout Agreement, the parties agreed to a final single payment amount of $7.0 million paid to Union Fire Insurance and represents full and final settlement of all obligations arising from the closeout policies. In return, Union Fire Insurance waives and releases the Company with respect to all future obligations and assumes 100% first loss position under and with respect to the closeout policies.

In addition, the Closeout Agreement provided for the final distribution to the Company of the remaining funds in the cash collateral account of $12.3 million which the Company received in February and March and is reflected in our cash and cash equivalents balance at March 31, 2015. As a result of the Closeout Agreement, the Company recognized a settlement expense of $3.6 million which is reflected in corporate expense in our condensed consolidated statements of operations.

At December 31, 2014, the IBNR reserve was $1.5 million and the OCIP fund balance was $19.3 million.

10. Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	Successor
(In thousands)	March 31, 2015	December 31, 2014
Accrued accounts payable	$5,908	$10,782
Accrued payroll costs	24,624	28,844
Deposits — patrons	4,090	7,272
Advance deposits	17,214	14,422
Chip liability	3,181	5,234
Taxes payable	9,114	6,473
Other liabilities	34,268	29,183

	$98,399	$102,210

11. Debt Obligations

The significant components of our long-term debt are as follows:

	Successor
(In thousands)	March 31, 2015	December 31, 2014
Non-current long-term debt
Mortgage Loan (term loan)(1)	$875,000	$875,000
Less: unamortized discount and debt financing costs	(10,854)	(12,383)

Long-term debt	$864,146	$862,617

(1)	Certain affiliates of Blackstone Real Estate Partners VII LP have provided a guaranty of certain customary non-recourse carve-out liabilities in connection with the Mortgage Loan.

The Company chose early adoption of Accounting Standard Update No. 2015-03 as discussed in Note 2 and retrospectively applied the requirements by presenting deferred financing costs as a direct reduction of the underlying debt.

Mortgage Loan Agreement

The Company and Propco (collectively, the “Mortgage Borrowers”) entered into a Mortgage Loan agreement, dated December 19, 2014, with JPMorgan, pursuant to which the Mortgage Borrowers borrowed $875 million under a term loan. The proceeds of the Mortgage Loan were used to pay a portion of the purchase price payable in the Sale. The Mortgage Loan had an initial maturity date of January 9, 2017 and the Company has the unilateral right to three successive one-year extensions, subject to customary debt covenant compliance requirements. The Mortgage Loan has an initial interest rate equal to LIBOR plus 2.95% per annum. As of December 31, 2014, LIBOR was 0.165% and the total rate was 3.12%. The Mortgage Loan is secured by a first lien on the Property and all of the other assets of the Company, including the Mortgage Interest Rate Cap as described in Note 12.

Our total capital expenditures for the three months ended March 31, 2015 was less than the required capital expenditures per the Mortgage Loan. Under the terms of the Mortgage Loan, the difference between the required capital expenditure amount and the actual capital expenditures during the quarter should be deposited into a replacement reserve account. The Company is in the process of segregating the funds into a separate account. Our capital activity will increase in future quarters and expect to meet the required capital expenditures per the Mortgage Loan.

On March 30, 2015, the Company executed the First Amendment to the Mortgage Loan agreement (“First Amendment”) with JPMorgan. The First Amendment reduced the weighted average interest rate to LIBOR plus 2.80%. Under the First Amendment, the revised interest rate spread was allocated among each Component listed below. In addition, for the purpose of computing interest payable from time to time, the principal amount of the loan and certain other computations, the principal balance of the loan shall be divided into Components A-1 through A-6. The principal amounts of the Components are as follows:

Component	Principal Amount (In thousands)	Interest Rate Spread
A-1	$287,000	1.37%
A-2	$78,000	1.92%
A-3	$70,000	2.37%
A-4	$222,200	3.42%
A-5	$146,100	4.07%
A-6	$71,700	5.37%

	$875,000

Pursuant to the terms of the Mortgage Loan, the Company is required to establish and maintain certain specified cash accounts through the term of the Mortgage Loan. Refer to Note 2 for further detail.

12. Interest Rate Cap Agreement

In connection with the Sale, Propco entered into an interest rate cap agreement in order to manage interest rate risk relating to its Mortgage Loan. The interest rate cap agreement is intended to hedge a portion of the underlying interest rate risk on borrowings under the Mortgage Loan. Under this interest rate cap agreement, the Company paid $0.4 million for a maximum interest rate of 3.74% on $875 million of borrowings under the Mortgage Loan in exchange for receipts on the same amount at a variable interest rate based on the applicable LIBOR at the time of payment.

The Company measured the fair value of its interest rate cap on a recurring basis pursuant to accounting standards for fair value measurements. The Company categorizes this interest rate cap as Level 2, refer to Note 2 for the levels of fair value hierarchy. The fair value of the Company’s interest rate cap agreement was $46 thousand and $0.2 million at March 31, 2015 and December 31, 2014, respectively and was included in other non-current assets in the accompanying condensed consolidated balance sheets.

13. Related Party Transactions

The Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented related to and for the benefit of the Company. The Company paid $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, for such expenses incurred by Nevada Voteco on behalf of the Company.

Mezzanine Loans

In connection with the Sale, affiliates of Blackstone entered into the Mezzanine Loans with JPMorgan for a total aggregate principal amount of $425 million. The first mezzanine loan (the “Mezzanine A Loan”) was for a principal amount of $295 million, with an interest rate of LIBOR plus 6.5% per annum. The second mezzanine loan (the “Mezzanine B Loan”) was for a principal amount of $130 million, with an interest rate of LIBOR plus 8.75% per annum. The principal amount was borrowed and used, amongst other things, to pay a portion of the purchase price in the Sale. The Company is not a borrower under the Mezzanine Loans; however, the amounts payable under such loans are, in each case, secured by an equity interest in the Company (for the Mezzanine A Loan) and an equity interest in the entity residing directly above the Company (for the Mezzanine B Loan), among other ancillary rights afforded to equity owners. The Mezzanine Loans are also secured by a lien on the assets held in the segregated cash accounts held with JPMorgan. Further, the Company is required to pay interest on the Mezzanine Loans. Since the

Company is not a named borrower under the Mezzanine Loans, payments we make for interest on these loans are considered equity distributions to our Members. For the period ended March 31, 2015, the total interest paid was $3.2 million and $1.9 million for the Mezzanine A Loan and Mezzanine B Loan, respectively, and is presented as distribution to Members in the condensed consolidated balance sheet at March 31, 2015.

14. Income Taxes

For the three months ended March 31, 2015 and 2014, the effective income tax rate was 0% and (37.4%), respectively. As a result of the Sale, the Company is organized as a limited liability company with one member that holds all of the Class B Membership Interests, which have all the economic interests in the Company, Spade Mezz, an affiliate of Blackstone, as described in Note 1, “Sale or Transfer of Members’ Equity Interests and Corporate Structure.” As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any U.S. federal income taxes resulting from its operations. Accordingly, such taxes are the responsibility of its Member and no provision has been made for U.S. Federal Income Taxes.

Due to the September 2014 opening of a Canadian satellite office, the Company is now subject to income tax filing requirements in Canada. As such, the Company’s tax jurisdictions are the United States and Canada.

During the quarter ended June 30, 2013, the IRS notified the Company that its 2011 federal income tax return was selected for examination. As of March 31, 2015, the IRS has not commenced an audit on the aforementioned tax year period nor have we received any additional correspondence regarding the matter. The Company believes that it has no uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. For the three months ended March 31, 2015, there were no accrued penalties and/or interest.

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

In early April 2015, the Company commenced arms-length settlement negotiations leading to an agreement in principle to resolve both the Nevada State Court and the U.S. District Court lawsuits. The proposed resolution includes a total payment of approximately $7.0 million inclusive of the opposing counsel fees and all costs of administering the settlement. After such expenses are paid, the remaining amount will comprise a settlement fund. Of this amount the Company will pay out only that portion actually claimed by putative class members. The proposed settlement is subject to approval by the courts. The Company recorded the $7.0 million proposed settlement agreement in accrued and other liabilities in the condensed consolidated balance sheet as of March 31, 2015 and in corporate expense in the condensed consolidated statement of operations for the three months ended March 31, 2015.

b. Alleged unlawful taping/recording

During the quarterly period that ended September 30, 2012, a purported class action lawsuit against the Company was filed in the Superior Court of the State of California, claiming violation of the California Penal Code regarding the alleged unlawful taping or recording of telephone calls to and from the Company. On August 31, 2012, the Company removed the case to the United States District Court for the Southern District of California. Subsequently, the Company filed a motion to dismiss, or in the alternative, to strike the class allegations. On July 15, 2013, the U.S. District Court issued an order denying these motions.

The Company continues to deny all liability to the putative class members but, at a mediation held on February 20, 2015, the Company agreed to settle all of the claims against it in this matter for a total payment of $14.5 million, inclusive of all attorneys’ fees to the putative class counsel and all costs of administering the settlement. The Company, the plaintiff and the putative class counsel have reached a settlement agreement and presented their settlement agreement for preliminary approval by the U.S. District Court on May 8, 2015. The matter is presently under consideration by the Court. If the settlement agreement is preliminarily approved, the Court will schedule a final fairness hearing, at which it will determine whether the settlement is fair, reasonable and adequate and whether judgment should be entered.

Commitments and Other Legal Proceedings

a. Condominium Hotel Litigation

As disclosed in prior periods, the Company was a named defendant in a number of lawsuits and arbitrations concerning the purchase and sale of condominium hotel units located within the East and West Towers of the Property. The thrust of the claims were virtually the same in every matter. The plaintiffs alleged, among other things, that the project had materially changed and that delays in the completion of the Property constituted a material breach by the Company, thus permitting the plaintiff/purchaser to rescind their contract and receive a full refund of their earnest money deposit, plus interest thereon. The Company was represented in each of these matters by outside legal counsel. At March 31, 2015, there were two condominium hotel units remaining under litigation. The Company and the putative class counsel are presently negotiating a formal settlement agreement with no definite progress to date. Management has determined that based on the proceedings to date, it is currently unable to determine the probability of the outcome of this action. However, any settlement amount is not expected to have a material effect on the Company’s condensed consolidated financial statements.

b. Vegas Nocturne

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

On August 28, 2014, the Company filed an answer and counterclaim against Spiegelworld in the District Court of Clark County, Nevada, alleging, among other things, causes of action for breach of contract, fraud, breach of fiduciary duties and injunctive relief. On November 17, 2014, the District Court issued an order dismissing the Company’s fraud claim without prejudice. On March 18, 2015, the Company and

Spiegelworld tentatively agreed upon terms to settle this matter, but such settlement is subject to final documentation and approval by the parties and the court. On May 7, 2015, the Company and Spiegelworld entered into a settlement agreement. Neither party admits any liability to the other and both have agreed to dismissal of the lawsuit. The terms of the settlement did not have a material impact to the condensed consolidated financial statements for the period ended March 31, 2015.

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

16. Membership Interests

On December 18, 2014, Spade Voteco received approval from the Gaming Commission to acquire control of the Company. In connection with such approval and with the completion of the Class B Sale, on December 19, 2014, Nevada Voteco transferred 100% of the Class A Membership Interests in Nevada Property to Spade Voteco for nominal consideration.

As a result of the Sale, Spade Voteco now has 100% voting control over Nevada Property through its ownership of all of the Class A Membership Interests and Spade Mezz now holds 100% economic control over Nevada Property through its ownership of all of the Class B Membership Interests. Except as provided by law, the Class B Membership Interests have no voting rights.

17. Subsequent Events

In early April 2015, the Company commenced arms-length settlement negotiations leading to an agreement in principle to resolve both the Nevada State Court and the U.S. District Court lawsuits related to the wage and hour cases. The proposed resolution includes a total payment of approximately $7.0 million as discussed in Note 15. The Company recorded the $7.0 million proposed settlement agreement in accrued and other liabilities in the condensed consolidated balance sheet as of March 31, 2015 and in corporate expense in the condensed consolidated statement of operations for the three months ended March 31, 2015.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sale or Transfer of Members’ Equity Interests and Corporate Structure

On December 18, 2014, Spade Voteco, received approval from the Gaming Commission to acquire control of the Company. In connection with such approval, and with the completion of the Class B Sale (as defined below), on December 19, 2014, Nevada Voteco transferred 100% of the Class A Membership Interests in Nevada Property to Spade Voteco for nominal consideration.

On December 19, 2014, Nevada Mezz, an affiliate of Deutsche Bank, completed its previously announced sale (the “Class B Sale”) of 100% of the Class B Membership Interests to Spade Mezz, an affiliate of Blackstone for cash consideration of $1.73 billion plus Nevada Property’s working capital of $49.4 million as as determined pursuant to the provisions of the purchase agreement.

As a result of the Sale, Spade Voteco now has 100% voting control over Nevada Property through its ownership of all of the Class A Membership Interests and Spade Mezz now holds 100% economic control over Nevada Property through its ownership of all of the Class B Membership Interests. Except as provided by law, the Class B Membership Interests have no voting rights.

Spade Voteco and Spade Mezz are collectively referred to as the “Members” within this Quarterly Report on Form 10-Q.

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

The Casino

The 100,000-square-foot casino features the latest in gaming technology offered in a modern, energetic atmosphere. At March 31, 2015, the casino floor included 1,371 slot machines and 129 table games, with immediate guest access from each of the East and West Towers and is accessible directly from the Las Vegas Strip. The casino level also contains several destination bar/lounge areas, including the three-story “Chandelier Bar” a feature attraction as well as an intimate entertainment lounge used to bring live performances to the gaming floor. The casino also has two separate high limit areas catering specifically to our higher limit clientele.

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

In late 2014, the Company began a redesign project with respect to certain floors of the West Tower which is expected to add 47 additional rooms. The project is expected to be completed in late 2015.

The top four floors of the East Tower and an undeveloped restaurant space will be completed at a later date as the Company deems appropriate based on various factors, including market conditions.

Food and Beverage Including the Restaurant Collection

The Cosmopolitan offers a number of casual dining options for our guests, including a premier buffet, a poolside grill, a casual restaurant on the casino level, a pizzeria and in-room dining options available twenty-four hours a day, seven days a week. The Cosmopolitan also incorporates a number of bars, lounges and destination venues which collectively feature a comprehensive cocktail and wine program, offering our guests a wide range of the finest in beverage options. In addition, The Cosmopolitan offers a collection of eight distinctive restaurants, managed and operated by experienced world class third-party restaurateurs.

Retail

Our retail offerings showcase nine eclectic retail boutiques on the second level of the podium in 36,000-square-feet of contiguous space. A sizeable amount of foot traffic naturally flows through our second floor retail space, as this is the primary pathway for Las Vegas visitors to travel north and south between City Center and Bellagio. Our retail operators were selected to fit with our overall brand image and profile, and offer our guests a range of accessible, distinctive retail options.

Nightclub, Recreation Deck and Event Center

The Cosmopolitan features an integrated entertainment venue of 56,000-square-feet including a cutting edge, world class nightclub operation called “Marquee Nightclub & Dayclub at The Cosmopolitan” (“Marquee”). The 31,000-square-feet Marquee Nightclub is located at the top of the podium between the two hotel towers. The Marquee encompasses all of the features of a major Las Vegas integrated resort nightclub, including two distinct ultra-lounge experiences and a Dayclub. The Dayclub operates from April through October, and was first opened in April 2011. It features 25,000-square-feet of entertainment space including two pools, several bars, a gaming area comprised of nine table games and grand cabanas with individual infinity pools. On December 29, 2013, we opened The Chelsea, our 65,000-square-foot, multi-use event center and entertainment venue that can accommodate up to 3,200 guests. This performance space and group venue allows our group customers to book entertainment offerings, larger conventions, presentations and dinners as well as product launches and other branding events.

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

Convention and Banquet Facility

Our 152,000-square-foot convention and banquet facility is located on the second, third and fourth levels of the podium. The space is designed for maximum flexibility and can accommodate everything from small group meetings to large conferences. Directly beneath the hotel towers, the location of the ballroom space is unique to the Las Vegas market, allowing convention attendees immediate, direct access from the hotel towers to the meeting space. The space features full high speed Wi-Fi coverage and support capabilities to enable all modern meeting technology requirements.

Basis of Presentation

References in this Quarterly Report on Form 10-Q to “Successor” and “Successor Period” refer to the Company on or after December 19, 2014 and reflect assets and liabilities at fair value by allocating the Company’s enterprise value to its assets and liabilities pursuant to accounting guidance related to business combinations. References to “Predecessor” and “Predecessor Period” refer to the Company on or before December 18, 2014 and reflect the historical accounting basis in the Predecessor’s assets and liabilities.

We have presented the results of the Predecessor for the quarter ended March 31, 2014 for comparison purposes. The discussion of our results of operations contains a comparison of our results for the quarter ended March 31, 2015 and the results for the Predecessor for the quarter ended March 31, 2014. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however, the quarter ended March 31, 2014 may reflect results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization and interest expense.

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

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net revenues	$189,837	$182,866
Operating expenses, excluding depreciation and amortization	160,331	152,064
Depreciation and amortization	27,460	41,690
Operating income/(loss)	2,046	(10,888)
Other expense	(7,435)	(9,382)
Loss before income taxes	(5,389)	(20,270)
Income tax benefit	—	7,582
Net loss	(5,389)	(12,688)

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

As compared to the three months ended March 31, 2014, our gross and net revenues for the three months ended March 31, 2015 increased by 4.8% and 3.8%, respectively, representing incremental gross and net revenue dollar increases of $10.5 million and $7.0 million, respectively.

Our revenues for the applicable periods were as follows:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues:
Casino	$58,447	$49,119
Hotel	80,610	75,767
Food and beverage	81,879	85,399
Entertainment, retail and other	8,175	8,286

Gross revenues	229,111	218,571
Less — promotional allowances	(39,274)	(35,705)

Net revenues	$189,837	$182,866

For the comparable 2015 and 2014 periods, our casino revenues consisted of table games and slots, with our casino revenues increasing by 19.0% over 2014. The table games hold percentage for the three months ended March 31, 2015 was 15.2%, up from 13.6% in 2014, complementing the growth in our slot revenues of 28%. Our focus continues to be on supplementing the level of table games play at the Property, from both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity Membership and Rewards Program, building our database of slot customers, expanding our alliance program and continuing to introduce a variety of slot promotions, such as the Million Dollar Slot Series tournament which began in July 2014.

For the three months ended March 31, 2015, hotel revenues grew 6.4% compared to the first quarter of 2014. The increase was driven by a 10.0% increase in ADR from $302 to $332 and an occupancy decrease of 2.9 percentage points. The lower occupancy levels in the period ended March 31, 2015 reflect decreased room nights from free independent travelers, which was due to difficulties filling 1-2 mid-week occupancy gaps created by increased group room nights.

The table below sets forth our room and occupancy measures related to our operations.

	Three Months Ended March 31,
	2015	2014	Percent Change (a)
Occupancy	90.63%	93.56%	(2.9)
ADR	$332	$302	10.0
RevPAR	$301	$283	6.5

(a)	Except occupancy, which is presented as a percentage point change.

Food and beverage revenues for the three months ended March 31, 2015, decreased $3.5 million or (4.1%), when compared to the three months ended March 31, 2014. Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, as well as the third-party operated food and beverage outlets which are wholly-owned by the Company. The factors that contributed to the decrease in food and beverage revenue growth were (i) during the quarter, we experienced a $1.5 million decline in revenues at Rose. Rabbit. Lie. attributable to the cancellation of the Spiegelworld management agreement, discussed in Note 15; (ii) higher group mix in the quarter (group guests are typically committed during lunch/dinner meals periods); and (iii) lower occupancy which impacted business in our nightclub, bars and restaurants.

Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the three months ended March 31, 2015 and the three months ended March 31, 2014, were $8.2 million and $8.3 million, respectively, representing a decrease of $0.1 million or (1.3%). The quarter-over-quarter decrease in entertainment, retail and other revenues primarily reflects lower revenues generated from a decreased number of entertainment events for the three months period ended March 31, 2015. Lower occupancy contributed to a decrease in business activity in our Property’s spa and salon, and retail outlets.

Revenues for the 2015 and 2014 operating quarterly periods include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or complimentaries (“comps”) are deducted from revenues. While quarter-over-quarter gross revenues increased by 4.8% for the 2015 operating period compared to the 2014 operating period, promotional allowances as a percentage of gross revenues, increased from 16.4% to 17.1% between the respective periods. We believe the level of promotional allowances or comps incurred for the respective 2015 and 2014 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty.

Operating Expenses

For the three months ended March 31, 2015, our operating expenses, excluding depreciation and amortization, increased 5.4% when compared to the three months ended March 31, 2014. The 5.4% increase is modestly higher than the growth in gross revenues for the current period, up 4.8% for the comparable 2014 period. The increase in the operating expenses, excluding depreciation and amortization, is partially reflective of (i) a settlement of $7.0 million related to the wage and hour cases, discussed in Note 15; (ii) the growth in gross revenues for the three months ended March 31, 2015 over the comparable 2014 period; (iii) a decrease in food and beverage due to the decrease in occupancy gaps created by increased group room nights; (iv) a decrease of the overall marketing and advertising spending, as well as, (v) the settlement of the OCIP agreement of $3.6 million. Our ongoing efforts are focused on containing and in reducing department operating expenses, resulting in higher operating margins.

The following tables present our operating expenses for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating expenses:
Casino	$38,292	$30,950
Hotel	8,223	9,224
Food and beverage	47,978	55,631
Entertainment, retail and other	6,695	7,693
Sales and marketing	15,680	20,649
General and administrative	27,490	25,061
Corporate	15,973	2,740
Gain on disposal of assets	—	116
Depreciation and amortization	27,460	41,690

Total operating expenses	$187,791	$193,754

Casino operating expenses increased for the period ended March 31, 2015, when compared to the three months ended March 31, 2014, primarily as a result of higher comps offered to our customers, as well as higher commissions for independent representatives associated with our expanded domestic and international host program. In addition, the increase is commensurate with the increase in Casino revenue coupled with an increase in bad debt expense of $1.8 million.

Hotel operating costs are associated with the occupancy level and related servicing of our rooms. In comparing the three months ended March 31, 2015 to the three months ended March 31, 2014, hotel operating expenses decreased by $1.0 million. Our occupancy levels decreased to 90.6% in 2015 as compared to the 2014 occupancy level of 93.6%. This is primarily reflective of lower volume of room occupancy due to the decrease in room nights from free independent travelers, which was due to difficulties filling 1-2 mid-week occupancy gaps created by increased group room nights.

Food and beverage expenses decreased for the three months ended March 31, 2015, when compared to the three month ended March 31, 2014, as a result of the decrease in revenue in food and beverage. The higher group mixes in the quarter, lower occupancy and the decline in revenues at Rose. Rabbit. Lie., affected the volume of business in our Company, our third-party operated restaurants and bars. In addition, this caused a reduction in management and incentive fees owed to third-party operated restaurants and the Marquee for performing at lower profitability levels per their respective agreements.

Entertainment, retail and other operating expenses decreased for the three months ended March 31, 2015, primarily due to a decrease in the number of entertainment events as compared to the 2014 period. A decrease in the number of shows resulted in a decrease in the underlying cost for each show. The lower occupancy levels contributed to a decrease in business activity in our Property’s spa and salon, and retail outlets.

Sales and marketing decreased for the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, due to the shift in strategy of overall marketing and advertising spending for the Company and third-party operated restaurants.

General and administrative expenses increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to an increase in facility repairs and maintenance for our property as well for our third-party operated restaurants and bars. In addition, there was an increase in bonus expense related to the Company’s Annual Incentive Plan compared to the prior year. General and administrative expenses include salaries, property taxes and insurance.

Corporate expenses, which generally include corporate salaries and legal expenses, increased by $13.2 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the settlement of the OCIP agreement of $3.6 million, a settlement agreement of $7.0 million related to the wage and hour cases, $1.1 million in severance related expenses, $0.5 million in corporate expenses from the Company’s Annual Incentive Plan and $1.0 million of professional fees, mainly attributable to the fair value valuation services and other purchase accounting matters.

Depreciation and Amortization Expenses

Depreciation and amortization charges were $27.5 million and $41.7 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in depreciation expense reflected the effect of the acquisition method of accounting adopted in connection with the Sale of the Company revaluation of the fixed assets, partially offset by an increase in amortization expense of the new intangible assets.

Other Income (Expense)

Other income and expense for the three months ended March 31, 2015 and the three months ended March 31, 2014 were as follows:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Other income/(expense):
Net settlements and default income	$—	$149
Interest and other income	5	15
Interest expense, net of amount capitalized	(7,440)	(9,546)

Total other expense	$(7,435)	$(9,382)

Net Settlement and Default Income

There was no settlement and default income for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The net settlement and default income of $0.1 million recorded for the three months ended March 31, 2014 represents certain purchasers within the East and/or the West Towers, who had previously opted out of the settlement offers, settling their claims with us in individual transactions on terms identical to the applicable class action settlement. At March 31, 2015, no condominium hotel units remain under contract at The Cosmopolitan.

Interest Expense Net of Amounts Capitalized

The decrease in interest expense is attributable to the termination of the Company’s credit facility with Deutsche Bank AG New York Branch. The outstanding balances of the loans thereunder were forgiven at no cost to the Company. The principal balance of the Company’s debt obligations were $875 million as of March 31, 2015. The Company paid $4.5 million in interest expense associated with the new debt obligations for the three months ended March 31, 2015. Interest expense for the three months ended March 31, 2015 includes $1.5 million as amortization of debt discount and debt financing costs.

Income Taxes

As a result of the Sale and beginning on December 19, 2014, no provision has been made for U.S. federal income taxes. The Company is organized as a limited liability company with one member that holds all of the Class B Membership Interests, which have all the economic interests in the Company, Spade Mezz, an affiliate of Blackstone, as described in Note 1, “Sale or Transfer of Members’ Equity Interests and Corporate Structure.” As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any U.S. federal income taxes resulting from its operations. Accordingly, such taxes are the responsibility of its Member. For the quarters ended March 31, 2015 and 2014, our income tax benefit was $0 million and $7.6 million and our effective income tax rates were 0% and (37.4%), respectively.

Non-U.S. GAAP Measures — EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are used by management as the primary measures of operating performance of the Company. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, pre-opening expenses, rent expenses and corporate expenses.

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Management has presented EBITDA and adjusted EBITDA information as supplemental disclosures to the reported U.S. GAAP measures because it believes these measures are widely used to assess the operating performance in the gaming and hospitality industry. Certain items excluded from EBITDA and adjusted EBITDA may be recurring in nature and should not be disregarded in the evaluation of our earnings performance. However, management believes that the exclusion of such items provides a meaningful analysis of current results and trends as these items can vary significantly depending on specific underlying transactions or events that are not comparable between the periods being presented.

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net loss for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net loss	$(5,389)	$(12,688)
Interest, net	7,436	9,531
Income tax benefit	—	(7,582)
Depreciation and amortization	27,460	41,690

EBITDA	29,507	30,951
Corporate expenses	15,973	2,740
Rent expenses	495	471

Adjusted EBITDA	$45,975	$34,162

Liquidity and Capital Resources

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of capital projects and our compliance with covenants contained in the Lease and in the Mortgage Loan.

The following table summarizes our historical cash flows:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net cash provided by/(used in) operating activities	$29,596	$(1,892)
Net cash used in investing activities	(10,848)	(12,023)
Net cash provided by/(used in) financing activities	1,289	(4,664)

As of March 31, 2015, we had $75.5 million in available cash and cash equivalents.

Cash Flows — Operating Activities

Net cash provided by operating activities during the three month ended March 31, 2015, is primarily attributable to the change in prepaid expenses and other assets due to the receipt of the excess funds of $12.3 million from the OCIP fund and $7.0 million as closeout of the fund as discussed in Note 9. We continue to improve accounts receivable collections, but for the first quarter of 2015, these cash inflows from receivables were offset by increasing receivables attributable to the operating period’s casino and banquet and group revenue growth.

Net cash used by operating activities during the three month ended March 31, 2014, is primarily attributable to the change in the amount due from affiliates and the timing of payments for certain accrued liabilities.

Cash Flows — Investing Activities

As discussed in Note 3, per the Second Amendment signed in April 2015, the net cash paid for the acquisition increased by $6.4 million. The increase in the cash paid increased the goodwill for the same amount.

The ordinary and major capital expenditures incurred during the three months ended March 31, 2015 were $4.4 million. There were no significant major capital expenditures during the period ended March 31, 2015.

For the three months ended March 31, 2014, major capital expenditures incurred of $12.0 million were primarily related to construction of certain components of our integrated resort, including The Chelsea and Rose. Rabbit. Lie. (our new venues which opened in late-December 2013).

In addition to direct costs of construction included in construction in progress and ordinary capital expenditures (as applicable) are soft or indirect costs. These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the three months ended March 31, 2015 and 2014, no soft costs were capitalized.

Cash Flows — Financing Activities

For the three months ended March 31, 2015, the net cash provided by financing activities of $1.3 million includes (i) a credit of $6.4 million for the excess net working capital amount representing 50% of the released amount plus broker fees, refer to Note 9; and (ii) for the period ended March 31, 2015, the total distributions to members related to the Mezzanine A Loan and Mezzanine B Loan of $3.2 million and $1.9 million, respectively, refer to Note 13.

For the three months ended March 31, 2014, the net cash used in financing activities of $4.7 million includes $5.3 million in borrowings against the credit facility maintained by the Predecessor which was offset by related principal repayments totaling $10.0 million. The draws against the credit facility were primarily utilized for construction costs relating to The Chelsea and Rose. Rabbit. Lie., and to a lesser degree, to finance the operations at the Property.

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

Short-Term Liquidity Requirements

We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention, normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that operating cash flows generated by the Property will be sufficient to meet our short-term liquidity requirements. We estimate short-term liquidity requirements will range between $140.0 million to $150.0 million during the year ended December 31, 2015.

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

Off-Balance Sheet Arrangements

In connection with the Sale, affiliates of Blackstone entered into two Mezzanine Loan agreements with JPMorgan for a total aggregate principal amount of $425 million. Refer to Note 13 — for discussion on the Mezzanine Loans.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our condensed consolidated financial statements included in Item 8 — Financial Statements and Supplementary Data in our 2014 Annual Report on Form 10-K filed on March 27, 2015.

Newly Issued Accounting Pronouncements

Refer to related disclosure within Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Item 1 — Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q.

Item3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

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

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2015, were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 — Commitments, Contingencies and Litigation to our condensed consolidated financial statements included in Item 1 — Notes to Condensed Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q for a description of our significant current legal proceedings, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider other risk factors discussed in Item 1A — Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 27, 2015, in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 3, 2015, the Company entered into a second amendment to the three-year employment agreement with Lisa Marchese, the Company’s Chief Marketing Officer, pursuant to which such employment agreement was extended for a period of sixty days. Ms. Marchese’s employment agreement, which was scheduled to terminate on April 3, 2015, will now terminate on June 3, 2015. No other terms of this employment agreement was amended.

As of April 10, 2015, Ronald G. Eidell, the Company’s Chief Financial Officer is transitioning from the position of Chief Financial Officer to a senior advisory role at the Company and will be available to the Company in this capacity for the remainder of 2015.

As of April 10, 2015, the Company’s Board of Directors (the “Board”) appointed Michelle F. Adams, age 42, who was the Company’s Vice President of Finance and Corporate Controller, as the Company’s Chief Financial Officer. Ms. Adam’s appointment was effective immediately, subject to receipt of the required regulatory approvals by the Nevada Gaming Commission.

On April 16, 2015, the Board of Directors (the “Board”) of Nevada Property 1 LLC (the “Company”) elected Andrea L. Drasites as a member of the Board, effective immediately, subject to the required regulatory approvals by the Nevada Gaming Commission. Ms. Drasites will become a member of the Company’s Audit Committee.

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report. Exhibit 99.1 includes disclosures regarding Travelport Worldwide Limited, which may be considered an affiliate of The Blackstone Group L.P. and therefore, our affiliate.

Item 6. Exhibits

Exhibit

10.1*†	Second Letter Amendment to Employment Agreement, dated April 3, 2015, between Nevada Property 1 LLC and Lisa Marchese

10.2*	First Amendment to Loan Agreement, dated as of March 30, 2015, among JPMorgan Chase Bank, National Association, TCOLV Propco LLC, Nevada Property 1 LLC and the subsidiaries of Nevada Property 1 LLC named therein.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Exchange Act Section 13(r) Disclosure.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 13, 2015 formatted in Extensible Business Reporting Language (XBRL):

i. the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014;

ii. the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014;

iii. the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and

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

NEVADA PROPERTY 1 LLC Registrant

/S/ WILLIAM P. McBEATH
President, Chief Executive Officer and (Principal Executive Officer)

Date: May 13, 2015

/S/ MICHELLE F. ADAMS
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 13, 2015