Form 10-Q
period 2015-06-30
Nevada Property 1 LLC
filed 2015-08-07
CIK 1485589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant’s Class A and Class B Membership Interests are not publicly traded. As of August 7, 2015, BRE Spade Voteco LLC owned all of the registered 100 Class A Membership Interests of the registrant and BRE Spade Mezz 1 LLC owned all of the 100 Class B Membership Interests of the registrant.

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
We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, our actual results may materially differ from expected results. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to:

•	General economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry;

•	increasing competition in our industry;

•	the seasonal nature of the hotel, resort and casino industry;

•	the capital intensive nature of the Las Vegas hotel, resort and casino industry;

•	costs associated with compliance with extensive legal and regulatory requirements, including anti-money laundering requirements;

•	diminishing value of our name, image and brand;

•	the unexpected loss of key members of our senior management or their inability to obtain licensure from the Nevada Gaming Authorities;

•	dependence on various key third-party operators;

•	the outcome of pending or future legal proceedings;

•	labor unionization campaigns, negotiations or strikes;

•	cyber security risk including misappropriation of customer information or other breaches of information security;

•	our ability to collect gaming receivables from our credit players;

•	the impact a natural disaster or infectious disease outbreak may have on the travel and leisure industry;

•	the consequences of military conflicts and any security alerts and/or terrorist attacks which may impact levels of travel, leisure and consumer spending; and

•
other risks discussed in the sections entitled Part I —“Item 1A — Risk Factors” in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events except as may be required by law.

Part I — Financial Information
Item 1 — Condensed Consolidated Financial Statements
NEVADA PROPERTY 1 LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash on hand	$20,751	$21,270
Cash in bank	85,054	34,166
Total cash and cash equivalents	105,805	55,436
Restricted cash	3,641	877
Designated cash	4,875	31,649
Accounts receivable, net	64,054	51,806
Inventories	15,764	15,055
Prepaid expenses and other assets	18,056	21,514
Total current assets	212,195	176,337
Property and equipment, net	1,406,702	1,432,298
Goodwill	31,963	25,549
Intangible assets, net	193,169	214,828
Other assets	15,170	34,378
Total assets	$1,859,199	$1,883,390
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
Accounts payable	$7,977	$7,740
Interest payable	1,161	—
Accrued and other liabilities	98,370	102,210
Total current liabilities	107,508	109,950
Debt obligations	865,675	862,617
Other liabilities	4,335	4,567
Total liabilities	977,518	977,134
Commitments and contingencies (Note 15)
Members' equity	881,681	906,256
Total liabilities and members' equity	$1,859,199	$1,883,390
See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues:
Casino	$62,142	$51,381	$120,590	$100,500
Hotel	80,268	80,773	160,878	156,540
Food and beverage	85,634	95,280	167,513	180,679
Entertainment, retail and other	7,965	10,298	16,139	18,584
Gross revenues	236,009	237,732	465,120	456,303
Less -- promotional allowances	(36,431)	(37,622)	(75,705)	(73,327)
Net revenues	199,578	200,110	389,415	382,976
Operating expenses:
Casino	39,035	31,549	77,326	62,499
Hotel	9,096	9,325	17,319	18,549
Food and beverage	50,971	63,872	98,949	119,503
Entertainment, retail and other	6,512	10,709	13,207	18,402
Sales and marketing	11,077	16,833	26,707	37,482
General and administrative	27,623	26,597	55,112	51,658
Corporate	4,321	9,036	20,295	11,776
Gain on disposal of assets	—	(1)	—	115
Asset impairment	—	1,506	—	1,506
Depreciation and amortization	27,535	42,252	54,995	83,942
Total operating expenses	176,170	211,678	363,910	405,432
Operating income/(loss)	23,408	(11,568)	25,505	(22,456)
Other income/(expense):
Net settlements and default income	—	96	—	245
Interest and other income	13	15	18	30
Interest expense, net of amount capitalized	(8,095)	(9,518)	(15,535)	(19,064)
Total other expense	(8,082)	(9,407)	(15,517)	(18,789)
Income/(loss) before income taxes	15,326	(20,975)	9,988	(41,245)
Income tax (expense)/benefit	(10)	7,383	(10)	14,965
Net income/(loss)	$15,316	$(13,592)	$9,978	$(26,280)
See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — In thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net income/(loss)	$9,978	$(26,280)
Deferred income taxes	—	(14,978)
Depreciation and amortization	54,995	83,942
Amortization of debt discount and deferred financing costs	3,058	—
Change in value on Interest rate cap	(189)	—
Asset impairment	—	1,506
Gain on disposal of assets	—	115
Bad debt provision	8,708	4,738
Changes in operating assets and liabilities:
Restricted cash	(2,764)	(343)
Designated cash	26,774	—
Accounts receivable, net	(20,957)	(14,940)
Due from affiliate	—	56,413
Inventories	(709)	1,271
Prepaid expenses and other assets	25,080	3,233
Accounts payable	237	2,749
Accrued and other liabilities	(4,089)	4,178
Interest payable	1,161	(341)
Net cash provided by operating activities	101,283	101,263
Cash flows from investing activities:
Net cash paid for acquisition	(6,414)	—
Ordinary capital expenditures	(5,689)	(7,114)
Capital expenditures for major construction projects	(2,190)	(13,402)
Net cash used in investing activities	(14,293)	(20,516)
Cash flows from financing activities:
Borrowings under loan payable to affiliate	—	6,222
Principal payments under loan payable to affiliate	—	(81,600)
Contributions from Members	6,414	—
Distributions to Members	(43,035)	—
Net cash used in financing activities	(36,621)	(75,378)
Net increase in cash and cash equivalents	50,369	5,369
Cash and cash equivalents at beginning of period	55,436	58,660
Cash and cash equivalents at end of period	$105,805	$64,029
Supplemental disclosure of cash flow information
Cash transactions:
Cash paid for interest due to affiliate, net of interest capitalized	$—	$19,606
Cash paid for interest due on term loan	$11,139	$—
Non-cash transactions:
Change in accrued additions to construction in progress	$(377)	$(11,102)
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
On December 19, 2014, ownership of Nevada Property changed upon the sale of 100% of the Class B Membership Interests in Nevada Property (the “Class B Membership Interests”) to BRE Spade Mezz 1 LLC (“Spade Mezz”), an affiliate of Blackstone Real Estate Partners VII L.P. (“Blackstone” or “Parent”), as described more fully below under the heading “Sale or Transfer of Members’ Equity Interests and Corporate Structure.”
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
The Company’s operations, which includes hotel, casino, food and beverage, retail, spa and entertainment and other related operations, are conducted at the Property. Given the integrated nature of these operations, the Company is considered to have one operating segment.
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
As a result of the Sale, Spade Voteco has 100% voting control over Nevada Property through its ownership of all of the Class A Membership Interests and Spade Mezz holds 100% economic control over Nevada Property through its ownership of all of the Class B Membership Interests. Except as provided by law, the Class B Membership Interests have no voting rights.

In connection with the Sale, the Company completed the following transactions:

•	Nevada Property acquired all of the membership interests in TCOLV Propco LLC (“Propco”), an affiliate entity of Blackstone, through a contribution of such interests from Spade Mezz.

•
Nevada Property transferred its fee simple interest in the Property to Propco, its direct subsidiary at the time of such transfer and leased back such Property from Propco (exclusive of the gaming assets and intellectual property to which Nevada Property had retained title) pursuant to a Lease and Operating Agreement (the “Lease”), dated December 19, 2014.

•	Nevada Property distributed all of the membership interests in Propco to Spade Mezz.

•
Nevada Property, Propco, Spade Mezz and certain other affiliates of Blackstone entered into the financing arrangements and agreements described within the Quarterly Report on Form 10-Q at March 31, 2015 and our 2014 Annual Report on Form 10-K.

Spade Voteco and Spade Mezz are collectively referred to as the “Members” within this Quarterly Report on Form 10-Q.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. All intercompany transactions and balances have been eliminated in consolidation. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
The accompanying condensed consolidated financial statements for Nevada Property 1 LLC include TCOLV Propco LLC (“Propco”), which is a variable interest entity for which the Company is the primary beneficiary, Nevada Property 1 LLC and Nevada Property 1 LLC’s wholly-owned subsidiaries, Nevada Restaurant and Nevada Retail.
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
In accordance with the guidance for the consolidation of variable interest entities, the Company analyzes our variable interests to determine if an entity in which we have a variable interest is a variable interest entity and whether we must consolidate that variable interest entity. Our analysis includes both quantitative and qualitative reviews.

As discussed in our Annual Report on Form 10-K, Propco leased the hotel and other related property, except for casino-related assets for which Nevada Property retains title (the “Leased Property”), to the Company pursuant to a Lease and Operating Agreement (the “Lease”). The Lease has an initial term expiring on December 31, 2021, subject to two automatic renewals for successive periods of five years each, subject to the Company’s election not to renew. Under the Lease, the Company is obligated to pay to Propco fixed annual rent (“Fixed Rent”) equal to $125 million per year, payable in arrears in equal monthly installments. Each year, during the term of the Lease, the Company is obligated to pay Propco, as percentage rent, an amount equal to the difference, if positive, between (x) 90% of Operating Income, as defined in the Lease, for such year and (y) the Fixed Rent payable with respect to such year. Under the Lease, all costs and expenses incurred in connection with capital expenditure and expenditures for furniture, fixtures and equipment for the Leased Property shall be paid by the Company from amounts funded by Propco to the Company for such purposes. The rent expense recorded for the three and six months ended June 30, 2015 were $52.6 million and $91.1 million, respectively. These amounts are eliminated upon consolidation.
The Company determined that Propco is a variable interest entity and the Company is the primary beneficiary; therefore, the Company has consolidated Propco in the Successor Period.
Pushdown Accounting
As previously noted, the Company is an indirect wholly-owned subsidiary of Blackstone. As a result of the Sale, the Company elected to apply pushdown accounting to reflect Spade Mezz’s basis of accounting for the acquired assets and assumed liabilities of the Company. As discussed in Note 13, the Company is not a borrower under the two mezzanine loan agreements (the “Mezzanine Loans”) entered into by affiliates of Blackstone with JPMorgan for a total aggregate principal amount of $425 million. However, the amounts payable under such loans are, in each case, secured by a first lien on the direct and indirect equity of Propco and are expected to also include a pledge of the Class B Membership Interests and a call right of the Class A Membership Interests. Further, the Company is required to pay interest on the Mezzanine Loans; however, the Company is not a borrower, nor is the Company jointly and severally liable for the Mezzanine Loans; therefore, in accordance with ASU No. 2014-17, Business Combination (Topic 805): Pushdown Accounting, the Mezzanine Loans are not included as a liability on the condensed consolidated balance sheet of the Company as of June 30, 2015.
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
Pursuant to the terms of the Mortgage Loan agreement, dated December 19, 2014, among Propco, Nevada Property and certain subsidiaries of Nevada Property (collectively, the “Mortgage Borrowers”) and JPMorgan Chase Bank, National Association (“JPMorgan”), pursuant to which the Mortgage Borrowers borrowed $875 million (the “Mortgage Loan”) in connection with the Sale and as discussed in Note 11, the Company is required to establish and maintain certain specified cash accounts through the term of the Mortgage Loan. The amounts funded, and to be funded, to these cash accounts are subject to terms included in the Mortgage Loan and is to be released to us subject to certain conditions specified therein being met. To the extent that an event of default were to occur as determined by the terms of such agreements, there are additional requirements and restrictions placed on the cash accounts. These accounts are held with an independent third party agent (and assuming no event of default has occurred), include: (i) a “lockbox account” which houses certain rents and other revenues from the Property and its operations, with the exception of income from casino or gaming operations; (ii) a “concentration account” which houses certain rents and other revenues from the Property and its operations and which houses all of the amounts transferred from the lockbox account and casino account; and (iii) “casino accounts” which hold all of the income derived from casino operations, less casino operating expenses and any amounts required under gaming liquidity requirements to be maintained on-site at the property in compliance with gaming regulations. Transfers from the lockbox account are required to be made not less than once every business day throughout the term of the loans. Transfers from the casino account are required to be made not less than two times per week throughout the term of the loans. For the purpose of the operation of the Company, the cash accounts in (i) and (ii) mentioned above have been combined. A separate credit card depository account has also been established as part of the cash account requirements of the Mortgage Loan. Amounts held in the aforementioned accounts may be invested in securities permitted by the loan documents. The Mortgage Loan lender has a first priority security interest in these accounts subject to certain stipulations related to gaming laws for casino related accounts.
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
Restricted Cash
Restricted cash consists of tokes (tips) earned by our CoStars in the Company’s slot and table games departments, cash account funded by our partners to be used for certain capital expenditures and replacement reserve used for capital expenditures required per the Mortgage Loan agreement.
Designated Cash
As of December 31, 2014, the Company established a designated cash account which consists primarily of the net working capital as a result of the Sale and amounts funded by the Predecessor to fund payments for certain executives under the various executive incentive award plans. The plans included the Management Exit Award Plan (the “Exit Award Plan”), Management Incentive Plan and Retention Bonus Plan all related to the Sale.
Accounts Receivable and Credit Risk
Accounts receivable, net including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a percentage of credit drop, a specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions.
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
The carrying values of the Company’s cash and cash equivalents, restricted cash, designated cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The carrying value of the Company’s debt at June 30, 2015, is consistent with fair value due to the variable interest rates in place.
Debt Financing Costs
Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are amortized using the effective interest method over the terms of the related debt agreements. For the three and six months ended June 30, 2015, $1.5 million and $3.1 million, respectively, of debt financing costs and debt discounts were amortized to interest expense. Unamortized debt financing costs of $9.3 million were presented as a direct deduction to the debt obligation at June 30, 2015.
The deferred financing costs previously reported in other assets at December 31, 2014 of $2.1 million were reclassified to a direct deduction to the debt. See below for discussion regarding adoption of Accounting Standard Update 2015-3, Simplifying the Presentation of Debt Issuance Costs.
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

Goodwill and Intangibles
We have $225.1 million in goodwill and intangible assets in our condensed consolidated balance sheet at June 30, 2015, resulting from the Sale as discussed in Note 3. Intangible assets determined to have a finite life are amortized on a straight-line basis over the determined useful life of the asset as follows:

•	Trade name — 30 years

•	Customer distribution arrangement — 16 years, based on the remaining term of the agreement

•	Backlog — 2 years

•	Customer relationships — 3 years

•	Property easement — 5 years, based on the remaining life of the easement right
The Company is required to perform an annual goodwill impairment review, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when its carrying amount exceeds its estimated fair value. Goodwill is reviewed for impairment annually on the first day of the Company’s fourth fiscal quarter (October 1) or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss of key personnel.
Reclassifications
For the period ended December 31, 2014, we reclassified certain balance sheet accounts on the condensed consolidated balance sheets to conform all periods to the adoption of Accounting Standard Update No. 2015-3. See below for further discussion.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, (Topic 606): Revenue from Contracts with Customers (“ASU No. 2014-9”). ASU No. 2014-9 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of certain nonfinancial assets. ASU No. 2014-9 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early application is not permitted. Management is currently assessing the impact of the adoption of this accounting pronouncement on the Company’s condensed consolidated financial statements in future periods.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU No. 2014-15”). ASU No. 2014-15 requires management to provide an interim and annual assessment concerning an entity’s ability to continue as a going concern and also requires disclosures under certain circumstances. ASU No. 2014-15 is effective for fiscal years beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. It is management’s intent to adopt this accounting pronouncement upon the effective date.
In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU No. 2015-3”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-3 is effective for fiscal years beginning after December 15, 2015 and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted ASU No. 2015-3 during the three months ended March 31, 2015. Debt financing costs of $2.1 million previously reported in other assets were reclassified as an offset to debt obligations as of March 31, 2015. Adoption of ASU No. 2015-3 was applied retrospectively and the December 31, 2014 balances for other assets and debt obligations were adjusted by $2.1 million. At June 30, 2015, the unamortized debt financing cost was $9.3 million.
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
In March 2015, Nevada Mezz and Spade Mezz entered into the Second Amendment to the Purchase Agreement (the “Second Amendment”) to amend the agreement to account for the release of $12.3 million to the Company from the owner controlled insurance program as further discussed in Note 9. The Second Amendment specifies that Nevada Mezz would receive a credit in the excess net working capital amount equal to $6.4 million, representing 50% of the released amount plus broker fees. As a result, the net working capital previously estimated at $43.0 million increased to $49.4 million, increasing the aggregate purchase price from $1.77 billion to $1.78 billion. The estimated fair market values of the tangible and intangible assets acquired and liabilities assumed did not change from those recorded at December 19, 2014. The additional excess of the purchase price of $6.4 million was recorded as goodwill at March 31, 2015.
The following table reflects the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands).

Current and other assets	$174,703
Property and equipment, net	1,433,898
Goodwill	31,963
Intangible assets, net	216,344
Other non-current assets	34,223
Total assets	1,891,131
Current liabilities	(107,152)
Other long-term liabilities	(4,483)
Total liabilities	(111,635)
Total equity purchase price	$1,779,496
The following table presents the unaudited pro forma results as if the Sale had occurred at January 1, 2014 (in thousands).

Three Months Ended June 30, 2014
Net revenues	$200,110
Operating expenses	196,961
Operating income	3,149
Other expense	(7,984)
Loss before income taxes	(4,835)
Income tax expense	(10)
Net loss	$(4,845)

Six Months Ended June 30, 2014
Net revenues	$382,976
Operating expenses	376,485
Operating income	6,491
Other expense	(15,260)
Loss before income taxes	(8,769)
Income tax expense	(10)
Net loss	$(8,779)

4. Accounts Receivable, Net
Accounts receivable, net consists of the following:

	Successor
(In thousands)	June 30, 2015	December 31, 2014
Casino	$48,278	$26,244
Hotel	17,596	16,393
Other	6,913	9,169
	72,787	51,806
Less: allowance for doubtful accounts	(8,733)	—
	$64,054	$51,806
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing. The Company issues credit to approved casino customers following investigations of creditworthiness. The allowance is estimated based on a percentage of credit drop, a specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions. As part of the adoption of purchase accounting related to the Sale of the Company (refer to Note 3), the accounts receivables at December 31, 2014 were recorded at their fair value.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	Successor
(In thousands)	June 30, 2015	December 31, 2014
Prepaid expenses	$14,459	$15,754
Other assets	3,597	5,760
	$18,056	$21,514
Prepaid expenses as of June 30, 2015 and December 31, 2014 consisted primarily of expenses relating to insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other assets as of June 30, 2015 and December 31, 2014 consisted primarily of imprest funds relating to our partner restaurants and security deposits.
6. Property and Equipment, Net
Property and equipment, net are stated at the lower of cost or fair value and consist of the following:

	Successor
(In thousands)	June 30, 2015	December 31, 2014
Land and land improvements	$107,382	$107,352
Buildings and improvements	1,208,725	1,206,191
Furniture, fixtures and equipment	110,998	108,734
Construction in progress	15,250	12,337
Less: accumulated depreciation	(35,653)	(2,316)
	$1,406,702	$1,432,298
Depreciation expense of $16.7 million was incurred during the three months ended June 30, 2015 for the Successor period and $41.8 million for the three months ended June 30, 2014 for the Predecessor period. Depreciation expense of $33.3 million was incurred during the six months ended June 30, 2015 for the Successor period and $83.1 million for the six months ended June 30, 2014 for the Predecessor period.

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. A minimal amount of interest expense was capitalized for the three and six months ended June 30, 2015. There was no interest expense capitalized for the three and six ended June 30, 2014.
7. Goodwill and Intangibles
Goodwill consists of the following:

	Successor
(In thousands)	June 30, 2015	December 31, 2014
Goodwill	$31,963	$25,549
Less: accumulated impairment	—	—
	$31,963	$25,549
Intangible assets, net consist of the following:

	Successor
(In thousands)	June 30, 2015	December 31, 2014
Trade name	$100,000	$100,000
Customer distribution agreement	21,000	21,000
Backlog	48,000	48,000
Customer relationships	39,000	39,000
Property easement	8,344	8,344
Less: accumulated amortization	(23,175)	(1,516)
	$193,169	$214,828
Intangibles are amortized over the respective useful lives of the assets ranging from two to thirty years. Amortization expense related to intangibles was $10.8 million for the three months ended June 30, 2015 for the Successor period and $0.4 million for the three months ended June 30, 2014 for the Predecessor period and $21.7 million for the six months ended June 30, 2015 for the Successor period and $0.8 million for the six months ended June 30, 2014 for the Predecessor period.

8. Restricted and Designated Cash
As of June 30, 2015, the Company’s restricted cash account totaled $3.6 million, consisting of $0.2 million of tokes (tips) earned by our CoStars in the Company’s slot and table games departments, $0.6 million from the cash account funded by our partners to be used for certain capital expenditures and $2.8 million of replacement reserve used for capital expenditures as required by the Mortgage Loan agreement. At December 31, 2014, the restricted cash balance was comprised of $0.9 million, consisting of $0.4 million tokes and $0.5 million from the cash account funded by our partners to be used for certain capital expenditures.
As of June 30, 2015, the Company’s designated cash account consisted of $4.9 million comprised in its entirety for incentive awards under the Exit Award Plan. The $4.9 million was paid on July 1, 2015. On April 27, 2015, the Company paid $29.9 million of excess net working capital to Deutsche Bank out of the designated cash as a final payment related to the Sale of the Company. The payment was treated as a capital distribution to the Members. The designated cash balance at December 31, 2014 was comprised of $23.5 million of estimated excess net working capital and $8.2 million for incentive awards under the Exit Award Plan, Management Incentive Plan and Retention Bonus Plan.
9. Other Assets
During the quarter ended March 31, 2015, the Company, Deutsche Bank and National Union Fire Insurance Company of Pittsburgh, PA (“Union Fire Insurance”) entered into a Closeout Agreement whereby the parties agreed to closeout all the general liability and workers compensation insurance policies established under the owner controlled insurance program (“OCIP”). As part of the Closeout Agreement, the parties agreed to a final single payment amount of $7.0 million paid to Union Fire Insurance which represents full and final settlement of all obligations arising from the closeout policies. In return, Union Fire Insurance waived and released the Company with respect to all future obligations and assumed 100% first loss position under and with respect to the closeout policies. The Closeout Agreement provided for the final distribution to the Company of the remaining funds in the cash collateral account of $12.3 million which the Company received in February and March 2015. As a result of the Closeout Agreement, the Company eliminated the reserve for workers' compensation claims and the balance in the OCIP fund and recognized a settlement expense of $3.6 million which is reflected in corporate expense in our condensed consolidated statements of operations for the six months ended June 30, 2015.
At December 31, 2014, the reserve for workers' compensation claims was $1.5 million and the OCIP fund balance was $19.3 million.
10. Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

	Successor
(In thousands)	June 30, 2015	December 31, 2014
Accrued accounts payable	$10,815	$10,782
Accrued payroll costs	21,542	28,844
Deposits - patrons	6,885	7,272
Advance deposits	11,939	14,422
Chip liability	3,811	5,234
Taxes payable	8,166	6,473
Accrued legal fees	24,259	16,406
Other liabilities	10,953	12,777
	$98,370	$102,210

11. Debt Obligations
The components of our long-term debt are as follows:

	Successor
(In thousands)	June 30, 2015	December 31, 2014
Non-current long-term debt
Mortgage Loan (term loan) (1)	$875,000	$875,000
Less: unamortized discount and debt financing costs	(9,325)	(12,383)
Long-term debt	$865,675	$862,617

(1)	Certain affiliates of Blackstone have provided a guaranty of certain customary non-recourse carve-out liabilities in connection with the Mortgage Loan.
The Company chose early adoption of Accounting Standard Update No. 2015-3 as discussed in Note 2 and retrospectively applied the requirements by presenting deferred financing costs as a direct reduction of the underlying debt.
Mortgage Loan Agreement
The Company and Propco (collectively, the “Mortgage Borrowers”) entered into a Mortgage Loan agreement, dated December 19, 2014, with JPMorgan, pursuant to which the Mortgage Borrowers borrowed $875 million under a term loan. The proceeds of the Mortgage Loan were used to pay a portion of the purchase price payable in the Sale. The Mortgage Loan has an initial maturity date of January 9, 2017 and the Company has the unilateral right to three successive one-year extensions, subject to customary debt covenant compliance requirements. The Mortgage Loan has an initial interest rate equal to LIBOR plus 2.95% per annum. As of June 30, 2015, LIBOR was 0.186% and the total rate was 2.99%. The Mortgage Loan is secured by a first lien on the Property and all of the other assets of the Company, including the Mortgage Interest Rate Cap as described in Note 12.
Our total capital expenditures for the three months ended June 30, 2015 was less than the required capital expenditures per the Mortgage Loan. Under the terms of the Mortgage Loan, the difference between the required capital expenditure amount and the actual capital expenditures during the quarter should be deposited into a replacement reserve account. The Company made a $2.8 million deposit to the replacement reserve account on July 1, 2015 and the amount is included in the Restricted Cash balance at June 30, 2015. Our capital activity will increase in future quarters and is expected to meet the required capital expenditures per the Mortgage Loan.
On March 30, 2015, the Company executed the First Amendment to the Mortgage Loan agreement (“First Amendment”) with JPMorgan. The First Amendment reduced the weighted average interest rate to LIBOR plus 2.80%. Under the First Amendment, the revised interest rate spread was allocated among each Component listed below. In addition, for the purpose of computing interest payable from time to time, the principal amount of the loan and certain other computations, the principal balance of the loan shall be divided into Components A-1through A-6. The principal amounts of the Components are as follows:

Component	Principal Amount (In thousands)	Interest Rate Spread
A-1	$287,000	1.37%
A-2	78,000	1.92%
A-3	70,000	2.37%
A-4	222,200	3.42%
A-5	146,100	4.07%
A-6	71,700	5.37%
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
The Company measured the fair value of its interest rate cap on a recurring basis pursuant to accounting standards for fair value measurements. The Company categorizes this interest rate cap as Level 2, refer to Note 2 for the levels of fair value hierarchy. The fair value of the Company’s interest rate cap agreement was a minimal amount and $0.2 million at June 30, 2015 and December 31, 2014, respectively and was included in other non-current assets in the accompanying condensed consolidated balance sheets.
13. Related Party Transactions
The Company entered into an agreement with Nevada Voteco to pay for all expenses relating to Nevada Voteco and the Voteco members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable and documented related to and for the benefit of the Company. The Company paid a minimal amount and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively, for such expenses incurred by Nevada Voteco on behalf of the Company.
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
The Company is not a named borrower under the Mezzanine Loans and as noted in Note 2, the Mezzanine Loans are not included as a liability on the condensed consolidated balance sheet of the Company as of June 30, 2015. The payments we make for interest on these loans are considered equity distributions to our Members. For the three months ended June 30, 2015, the total interest paid was $5.0 million and $3.0 million for the Mezzanine A Loan and Mezzanine B Loan, respectively. For the six months ended June 30, 2015, the total interest paid was $8.3 million and $4.9 million for the Mezzanine A Loan and Mezzanine B Loan, respectively and is presented as a reduction to members' equity in the condensed consolidated balance sheet at June 30, 2015.
14. Income Taxes
As a result of the Sale, the Company is organized as a limited liability company with one member that holds all of the Class B Membership Interests, which have all the economic interests in the Company, Spade Mezz, an affiliate of Blackstone, as described in Note 1, “Sale or Transfer of Members’ Equity Interests and Corporate Structure.” As a limited liability company, the Company is considered a flow-through entity for U.S. income tax purposes resulting in its owner being obligated for any U.S. federal income taxes resulting from its operations. Accordingly, such taxes are the responsibility of its Members and no provision has been made for U.S. Federal Income Taxes.
There was no effective income tax rate for the three and six months ended June 30, 2015. The effective income tax rate for the three and six months ended June 30, 2014 was (35.2%) and (36.3%), respectively.

The Company's major tax jurisdiction is the United States and tax years 2011, 2012 and 2013 remain open to examination. Due to the September 2014 opening of a satellite office in Canada, the Company is now subject to income tax filing requirements in Canada for this tax year and forward. For the three months ended June 30, 2015, the Company paid a minimal amount of income tax related to the Canadian satellite office.
During the quarter ended June 30, 2013, the IRS notified the Company that its 2011 federal income tax return was selected for examination. As of June 30, 2015, the IRS has not commenced an audit on the aforementioned tax year period nor have we received any additional correspondence regarding the matter. The Company believes that it has no uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. For the three months ended June 30, 2015, there were no accrued penalties and/or interest.
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
In early April 2015, the Company commenced arms-length settlement negotiations leading to an agreement in principle to resolve both the Nevada State Court and the U.S. District Court lawsuits. The proposed resolution includes an anticipated total net payment of approximately $7.0 million inclusive of the opposing counsel fees and all costs of administering the settlement. After such expenses are paid, the remaining amount will comprise a settlement fund. Of this amount the Company will pay out only that portion actually claimed by putative class members. The proposed settlement is subject to approval by the courts. The Company recorded the $7.0 million anticipated net settlement amount in the consolidated financial statements during the period ended March 31, 2015.

As of June 30, 2015, a settlement agreement is in place. Agreement documents were presented on July 16, 2015 and we are waiting for preliminary approval by the court.

b.	Alleged unlawful taping/recording
In September 2012, a purported class action lawsuit against the Company was filed in the Superior Court of the State of California, claiming violation of the California Penal Code regarding the alleged unlawful taping or recording of telephone calls to and from the Company. On August 31, 2012, the Company removed the case to the United States District Court for the Southern District of California. Subsequently, the Company filed a motion to dismiss, or in the alternative, to strike the class allegations. On July 15, 2013, the U.S. District Court issued an order denying these motions.
The Company continues to deny all liability to the putative class members but, at a mediation held on February 20, 2015, the Company agreed to settle all of the claims against it in this matter for a total payment of $14.5 million recorded in the period ended December 31, 2014. The amount is inclusive of all attorneys’ fees to the putative class counsel and all costs of administering the settlement. The Company, the plaintiff and the putative class counsel have reached a settlement agreement and presented their settlement agreement for preliminary approval by the U.S. District Court on May 8, 2015. The matter is presently under consideration by the Court. If the settlement agreement is preliminarily approved, the Court will schedule a final fairness hearing to determine whether the settlement is fair, reasonable and adequate and whether judgment should be entered.
Commitments and Other Legal Proceedings

a.	Property General Contractor and other purchase obligations
During 2015, the Company engaged Team Construction Management, Inc. ("TCM") to act as the general contractor for the build-out of our west tower rooms. As of June 30, 2015, amounts expected to be paid to TCM under executed contracts totaled $6.0 million. Including this commitment, the Company had total construction commitments of $8.9 million as of June 30, 2015.

b.	Condominium Hotel Litigation
As disclosed in prior periods, the Company was a named defendant in a number of lawsuits and arbitrations concerning the purchase and sale of condominium hotel units located within the East and West Towers of the Property. The thrust of the claims were virtually the same in every matter. The plaintiffs alleged, among other things, that the project had materially changed and that delays in the completion of the Property constituted a material breach by the Company, thus permitting the plaintiff/purchaser to rescind their contract and receive a full refund of their earnest money deposit, plus interest thereon. The Company was represented in each of these matters by outside legal counsel. At June 30, 2015, there were four condominium hotel units remaining in various stages of litigation. The Company has prevailed on the merits and has obtained arbitration awards and/or judgments in each of the four matters. The Company is now in the process of responding to and defending against post-award or post-judgment appeals or other proceedings in these matters. Management has determined that based on the proceedings to date, it is currently unable to determine the probability of the outcome of these actions. However, in the opinion of management, any settlement amount in these matters is not expected to be material to the consolidated financial statements of the Company.

c.	Vegas Nocturne
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
On May 7, 2015, the Company and Spiegelworld entered into a settlement agreement. Neither party admitted any liability to the other and both have agreed to dismissal of the lawsuit. The terms of the settlement did not have a material impact to the condensed consolidated financial statements of the Company. As of June 30, 2015, the claim is settled and final.

d.	Morris Schneider Wittstadt
On June 19, 2015, a lawsuit was filed against the Company in the United States District Court for the District of Nevada by Morris Schneider Wittstadt, LLC., a Georgia law firm.  Among other facts, the lawsuit alleges that the firm’s managing partner used partnership funds to game at the Company’s casino.  The suit asserts various related claims against the Company, including aiding and abetting a breach of fiduciary duty. In the opinion of management, this litigation is not expected to have a material adverse impact on the consolidated financial statements of the Company. The Company believes that it has meritorious defenses with respect to this matter and intends to defend its position vigorously.

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
17. Subsequent Events

On August 6, 2015, our indirect parent and an affiliate of Blackstone, approved an equity-compensation plan (the “Promote Plan”) and granted members of management, including our named executive officers, equity in the form of Class B Units in such parent entity. Refer to Part II, Item 5 - "Other Information" for further detail.
An isolated portion of the Property was damaged by a fire on July 25, 2015. The Company is in the process of assessing the extent of the damage, which is not expected to be significant. The Company believes damages are covered under the Company's insurance policies and any potential exposure will not be material.

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
As a result of the Sale, Spade Voteco has 100% voting control over Nevada Property through its ownership of all of the Class A Membership Interests and Spade Mezz holds 100% economic control over Nevada Property through its ownership of all of the Class B Membership Interests. Except as provided by law, the Class B Membership Interests have no voting rights.
Spade Voteco and Spade Mezz are collectively referred to as the “Members” within this Quarterly Report on Form 10-Q.
The Cosmopolitan
Overview
We are a luxury resort casino and hotel on the Las Vegas Strip. We own approximately 8.5 acres directly between MGM Resorts International’s Bellagio and City Center properties. The Cosmopolitan is connected to City Center to the south via an elevated pedestrian bridge and to the east side of the Las Vegas Strip via a second pedestrian bridge and has ground floor public access from the Bellagio to the north.

The Cosmopolitan features the following:

•
Approximately 100,000-square-feet of casino space, offering 24-hour gaming and a full range of games. The casino level also contains several destination bar/lounge areas, including the three-story “Chandelier Bar” a feature attraction as well as an intimate entertainment lounge used to bring live performances to the gaming floor;

•
Two luxury hotel towers with condominium hotel style rooms with expansive terraces, recreation and leisure facilities including a 50,000-square-foot spa and hammam facility, two fitness centers, tennis courts, swimming pools and private cabanas. and approximately 152,000-square-feet of meeting and convention space;

•	In addition, we offer a collection of distinctive restaurants, managed and operated by experienced world class third-party restaurateurs;

•	Our retail offering showcases nine eclectic retail boutiques in 36,000-square-feet of contiguous space;

•
We feature a cutting edge, world class nightclub and dayclub. The 31,000-square-foot Marquee Nightclub encompasses all of the features of a major Las Vegas integrated resort nightclub, including two distinct ultra-lounge experiences and a Dayclub; and

•	Our integrated entertainment venue The Chelsea, is a 65,000-square-foot, multi-use event center that can accommodate up to 3,200 guests.

Construction and Future Development

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
We have presented the results of the Predecessor for the three and six months ended June 30, 2014 for comparison purposes. The discussion of our results of operations contains a comparison of our results for the three and six months ended June 30, 2015 and the results for the Predecessor for the three and six months ended June 30, 2014. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however, the three and six months ended June 30, 2014 may reflect results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization and interest expense.
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

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net revenues	$199,578	$200,110
Operating expenses, excluding depreciation and amortization	148,635	169,426
Depreciation and amortization	27,535	42,252
Operating income/(loss)	23,408	(11,568)
Other expense	(8,082)	(9,407)
Income/(loss) before income taxes	15,326	(20,975)
Income tax (expense)/benefit	(10)	7,383
Net income/(loss)	15,316	(13,592)

	Successor	Predecessor
(Unaudited — In thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net revenues	$389,415	$382,976
Operating expenses, excluding depreciation and amortization	308,915	321,490
Depreciation and amortization	54,995	83,942
Operating income/(loss)	25,505	(22,456)
Other expense	(15,517)	(18,789)
Income/(loss) before income taxes	9,988	(41,245)
Income tax (expense)/benefit	(10)	14,965
Net income/(loss)	9,978	(26,280)

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
Our financial results are dependent upon the number of patrons we attract to our Property and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions impacting the disposable income of our guests, weather conditions affecting our Property, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations, charges associated with debt refinancing, construction at our existing facility and general public sentiment regarding travel. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or fiscal year are not necessarily comparable and may not be indicative of future periods’ results.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues
As compared to the three months ended June 30, 2014, our gross and net revenues for the three months ended June 30, 2015 decreased by 0.7% and 0.3%, respectively, representing incremental gross and net revenue dollar decreases of $1.7 million and $0.5 million, respectively.
Our revenues for the applicable periods were as follows:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Revenues:
Casino	$62,142	$51,381
Hotel	80,268	80,773
Food and beverage	85,634	95,280
Entertainment, retail and other	7,965	10,298
Gross revenues	236,009	237,732
Less -- promotional allowances	(36,431)	(37,622)
Net revenues	$199,578	$200,110
For the comparable 2015 and 2014 periods, our casino revenues consisted of table games and slots, with our casino revenues increasing by 20.9% over 2014. The table games revenue increased 24.9% due to increased volume of play for the three months ended June 30, 2015. Slots revenue grew 11.4%, a slower growth rate than table games for the three months ended June 30, 2015. Our focus continues to be on supplementing the level of table games play at the Property, from both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity Membership and Rewards Program, building our database of slot customers, expanding our alliance program and continuing to introduce a variety of slot promotions. Our marketing efforts combined with main floor optimization has contributed to the increase in growth and higher volumes. In addition, our Baccarat volume increased due to various tournaments offered during the quarter.
For the three months ended June 30, 2015, hotel revenues declined 0.6% compared to the second quarter of 2014. The decrease was driven by occupancy decreasing 0.6 percentage points. The lower occupancy levels in the three months ended June 30, 2015, reflect lower group base combined with reduced low-end casino Identity comp room nights and ADR remaining flat at $315. We may experience declines in hotel revenue in future periods as the mix of customers may change.

The table below sets forth our room and occupancy measures related to our operations.

	Successor	Predecessor
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Percent Change (a)
Occupancy	94.5%	95.1%	(0.6)
ADR	$315	$315	—
RevPAR	$298	$299	(0.3)

(a)	Except occupancy, which is presented as a percentage point change.
Food and beverage revenues for the three months ended June 30, 2015, decreased $9.6 million or (10.1%), when compared to the three months ended June 30, 2014. Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, as well as the third-party operated food and beverage outlets which are wholly-owned by the Company. The factors that contributed to the decrease in food and beverage revenue were (i) $3.1 million decline in Marquee revenue due to increased competition; (ii) $3.0 million revenue decline in Rose. Rabbit. Lie. due to the change in operational concept; (iii) $2.0 million decline in banquets revenue due to fewer group room nights; (iv) $1.2 million revenue decline due to the closure of Comme Ca, one of our third-party operated restaurants; and (v) overall lower occupancy and fewer entertainment events. We may continue to experience a decline in food and beverage revenue in future periods as competition increases and we evaluate the mix of restaurants and retail spaces at our property.
Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the three months ended June 30, 2015 and the three months ended June 30, 2014, were $8.0 million and $10.3 million, respectively, representing a decrease of $2.3 million or (22.7%). The quarter-over-quarter decrease in entertainment, retail and other revenues primarily reflects lower revenues generated from a decreased number of entertainment events for the three months ended June 30, 2015. Our entertainment events were 13 for the three months ended June 30, 2015, as compared to 24 for three months ended June 30, 2014. Lower occupancy contributed to a decrease in business activity in our Property’s spa and salon, and retail outlets.
Revenues for the 2015 and 2014 quarterly operating periods include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or complimentaries (“comps”) are deducted from revenues. While quarter-over-quarter gross revenues decreased by 0.7% for the 2015 operating period compared to the 2014 operating period, promotional allowances as a percentage of gross revenues decreased from 15.8% to 15.4% between the respective periods. The decrease in entertainment events contributed to the decrease in promotional entertainment allowances for the period. We believe the level of promotional allowances or comps incurred for the respective 2015 and 2014 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty.
Operating Expenses
For the three months ended June 30, 2015, our operating expenses, excluding depreciation and amortization, decreased 12.3% when compared to the three months ended June 30, 2014. The 12.3% decrease is higher than the decrease in gross revenues for the current period, down 0.7% for the comparable 2014 period. The decrease in the operating expenses, excluding depreciation and amortization, is partially reflective of (i) a decrease in overall marketing and advertising spending; (ii) a decrease in food and beverage costs due to the decline in volume at Marquee, Rose. Rabbit. Lie. and Comme Ca; as well as, (iii) a decrease in contract entertainment and production. In addition, the decrease in operating expenses was offset by an increase in bad debt expense due to higher gaming volume. Our ongoing efforts are focused on containing and reducing department operating expenses, resulting in higher operating margins.

The following tables present our operating expenses for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Operating expenses:
Casino	$39,035	$31,549
Hotel	9,096	9,325
Food and beverage	50,971	63,872
Entertainment, retail and other	6,512	10,709
Sales and marketing	11,077	16,833
General and administrative	27,623	26,597
Corporate	4,321	9,036
Loss on disposal of assets	—	(1)
Asset impairment	—	1,506
Depreciation and amortization	27,535	42,252
Total operating expenses	$176,170	$211,678
Casino operating expenses increased for the period ended June 30, 2015, when compared to the three months ended June 30, 2014, primarily as a result of higher comps of $2.8 million offered to our customers. In addition, we experienced an increase in bad debt expense of $3.3 million due to increased credit play. Our Casino payroll cost increased due to an increase in management headcount as well as severance payments to terminated employees. In addition, we experienced increased gaming taxes due to higher gaming revenue.
Hotel operating costs are associated with the occupancy level and related servicing of our rooms. In comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, hotel operating expenses decreased by $0.2 million. Our occupancy levels decreased to 94.5% in 2015 as compared to the 2014 occupancy level of 95.1%. This is primarily reflective of lower group base combined with reduced low-end casino Identity comp room nights.
Food and beverage expenses decreased for the three months ended June 30, 2015, when compared to the three months ended June 30, 2014. The factors that contributed to the decrease include (i) revenue decline in Rose. Rabbit. Lie. of $5.9 million due to the change in operational concept; (ii) Marquee revenue decline of $3.3 million due to an increase in competition; (iii) decline in revenues of $1.2 million in Comme Ca due to closure of the facility; and (iv) banquets revenue decline due to fewer group room nights. The remainder is attributable to lower occupancy and fewer entertainment events which contributed to the decline in the volume of business in our owned and third-party operated restaurants and bars. In addition, the declines caused a reduction in management and incentive fees owed to third-party operated restaurants and the Marquee for performing at lower profitability levels per their respective agreements.
Entertainment, retail and other operating expenses decreased for the three months ended June 30, 2015, primarily due to a decrease in the number of entertainment events as compared to the three months ended June 30, 2014. A decrease in the number of entertainment events resulted in a decrease in entertainment costs. The lower occupancy levels contributed to a decrease in business activity in our Property’s spa and salon, and retail outlets.
Sales and marketing decreased for the three months ended June 30, 2015, when compared to the three months ended June 30, 2014, due to the shift in strategy of overall marketing and advertising spending for the Company and third-party operated restaurants.
General and administrative expenses increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to an increase in facility repairs and maintenance for our property as well as for our third-party operated restaurants and bars. In addition, there was an increase in property insurance premiums. General and administrative expenses include salaries, property taxes and insurance.

Corporate expenses, which generally include corporate salaries and legal expenses, decreased by $4.7 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a decrease in management bonuses for The Cosmopolitan of Las Vegas Incentive Award Plan, Management Exit Award Plan and Retention Bonus Plan which were related to the Sale.

Asset Impairment
There were no asset impairments for the three months ended June 30, 2015. The impairment expense of $1.5 million for three months ended June 30, 2014 was in connection with the closure of the Vegas Nocturne show at Rose. Rabbit. Lie.
Depreciation and Amortization Expenses
Depreciation and amortization charges were $27.5 million and $42.3 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in depreciation expense reflected the revaluation of the fixed assets due to the Sale, partially offset by an increase in amortization expense of the intangible assets acquired in the acquisition.
Other Income (Expense)
The following tables present our other income (expenses) for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Other income/(expense):
Net settlements and default income	$—	$96
Interest and other income	13	15
Interest expense, net of amount capitalized	(8,095)	(9,518)
Total other expense	$(8,082)	$(9,407)
Net Settlement and Default Income
There was no settlement and default income for the three months ended June 30, 2015. The net settlement and default income of $0.1 million recorded for the three months ended June 30, 2014 represented certain purchasers within the East and/or the West Towers, who had previously opted out of the settlement offers, settling their claims with us in individual transactions on terms identical to the applicable class action settlement. At June 30, 2015, no condominium hotel units remained under contract at The Cosmopolitan.
Interest Expense Net of Amount Capitalized
The decrease in interest expense is attributable to the termination of the Company’s credit facility with Deutsche Bank AG New York Branch. In connection with the Sale of the Company, the outstanding balances of the loans thereunder were forgiven at no cost to the Company. The principal balance of the Company’s debt obligations were $875 million as of June 30, 2015. The Company paid $6.7 million in interest expense associated with the new debt obligations for the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2015 includes $1.5 million as amortization of debt discount and debt financing costs.

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
There was no income tax benefit for the three months ended June 30, 2015. The income tax benefit for the three months ended June 30, 2014 was $7.4 million.

There was no effective income tax rate for the three months ended June 30, 2015. The effective income tax rate for the three months ended June 30, 2014 was (35.2%).

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues
Gross revenues for the six months ended June 30, 2015 increased $8.8 million or 1.9%, when compared to the same period in 2014. Net revenues increased 1.7%. Our revenues for the six months ended June 30, 2015 and 2014 were as follows:

	Successor	Predecessor
(Unaudited — In thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues:
Casino	$120,590	$100,500
Hotel	160,878	156,540
Food and beverage	167,513	180,679
Entertainment, retail and other	16,139	18,584
Gross revenues	465,120	456,303
Less -- promotional allowances	(75,705)	(73,327)
Net revenues	$389,415	$382,976

Our casino revenues increased 20.0% compared to the six months ended June 30, 2014. The table games revenue increased 20.2% due to increased level of play for the six months ended June 30, 2015. Slot revenue grew 19.3% , a slower growth rate than table games for the six months ended June 30, 2015. Our marketing efforts combined with main floor optimization has contributed to the increase in growth and higher volumes. In addition, our Baccarat volume increased due to various tournaments offered during the period.
For the six months ended June 30, 2015, hotel revenues grew 2.8% compared to the six months ended June 30, 2014. The increase was driven by a 4.9% increase in ADR from $309 to $324 partially offset by an occupancy decrease of 1.7 percentage points. The lower occupancy levels in the period ended June 30, 2015 is reflective of lower group base combined with reduced low-end casino Identity comp room nights. We may experience declines in hotel revenue in future periods as the mix of customers may change.

The table below sets forth our room and occupancy measures related to our operations.

	Successor	Predecessor
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Percent Change (a)
Occupancy	92.6%	94.3%	(1.7)
ADR	$324	$309	4.9
RevPAR	$300	$292	2.7

(a)	Except occupancy, which is presented as a percentage point change.
Food and beverage revenues for the six months ended June 30, 2015 decreased $13.2 million or 7.3%, when compared to the same period in 2014. Revenue decline for the six months ended June 30, 2015 is primarily attributable to (i) revenue decline of $6.9 million in Rose. Rabbit. Lie. due to the change in operational concept; (ii) Marquee revenue decline of $3.5 million due to an increase in competition; and (iii) the closure of Comme Ca which resulted in a decline of $1.8 million. The remainder is attributable to lower occupancy and fewer entertainment events generating the decline in the volume of business in our owned and third-party operated restaurants and bars. We may continue to experience a decline in food and beverage revenue in future periods as competition increases and we evaluate the mix of restaurants and retail spaces at our property.
Entertainment, retail and other revenues for the six months ended June 30, 2015 and 2014 were $16.1 million and $18.6 million, respectively, representing a decrease of $2.4 million or 13.2%. The period-over-period decrease in entertainment and other revenues primarily reflects a decrease in the number of events, 19 during the six months ended June 30, 2015 compared to 29 during the six months ended 2014. Additionally, the lower occupancy levels contributed to a decrease in business activity in our Property's spa and salon, and retail outlets.
Revenues for the six months ended June 30, 2015 and 2014 include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or comps are deducted from revenues. While gross revenues increased by 1.9% for the comparable six month periods, promotional allowances as a percentage of gross revenues increased from 16.1% to 16.3% for the comparable six month period 2014. We believe the level of promotional allowances or comps incurred for the respective 2015 and 2014 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance or comps expense to vary period-over-period, but decline over the long-term.
Operating Expenses
For the six months ended June 30, 2015, our operating expenses, excluding depreciation and amortization, decreased 3.9% when compared to the six months ended June 30, 2014. The decrease in the operating expenses, excluding depreciation and amortization, is partially reflective of (i) a decrease in food and beverage due to the decrease in revenue from Rose. Rabbit. Lie. due to the change in operational concept, a decline in Marquee revenue due to increased competition, and a decline in revenue from Comme Ca due to its closure; (ii) a decrease in overall marketing and advertising spending; as well as, (iii) a decrease in contract entertainment and production. In addition, the decrease in operating expenses was offset by an increase in bad debt expense due to higher gaming volume. Our ongoing efforts are focused on containing and reducing department operating expenses, resulting in higher operating margins.

The following tables present our operating expenses for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating expenses:
Casino	$77,326	$62,499
Hotel	17,319	18,549
Food and beverage	98,949	119,503
Entertainment, retail and other	13,207	18,402
Sales and marketing	26,707	37,482
General and administrative	55,112	51,658
Corporate	20,295	11,776
Gain on disposal of assets	—	115
Asset impairment	—	1,506
Depreciation and amortization	54,995	83,942
Total operating expenses	$363,910	$405,432

Casino operating expenses increased for the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, primarily as a result of $5.8 million of higher costs associated with complimentary goods and services offered to our customers. In addition, we experienced an increase in bad debt expense of $5.1 million due to increased credit play. Our Casino payroll cost increased due to an increase in management headcount as well as severance payments to terminated employees. In addition, we experienced increased gaming taxes due to higher gaming revenue.
Hotel operating costs are associated with the occupancy level and related servicing of our rooms. In comparing the six months ended June 30, 2015 to the six months ended June 30, 2014, hotel operating expenses decreased by $1.2 million. Our occupancy levels decreased to 92.6% in 2015 as compared to the 2014 occupancy level of 94.3%. This is primarily reflective of lower group base combined with reduced low-end casino Identity comp room nights.
Food and beverage expenses decreased for the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, as a result of the decrease in food and beverage revenue. The factors that contributed to the decrease are primarily (i) revenue decline of $11.2 million in Rose. Rabbit. Lie. due to the change in operational concept; (ii) Marquee revenue decline of $3.6 million due to an increase in competition; and (iii) decline in revenues of $1.2 million in Comme Ca due to closure of the facility. The remainder is attributable to lower occupancy and fewer entertainment events which contributed to the decline in the volume of business in our owned and third-party operated restaurants and bars. In addition, the declines caused a reduction in management and incentive fees owed to third-party operated restaurants and the Marquee for performing at lower profitability levels per their respective agreements.
Entertainment, retail and other operating expenses decreased for the six months ended June 30, 2015, primarily due to a decrease in the number of entertainment events as compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, we had 19 entertainment events compared to 29 during the six months ended June 30, 2014. The decrease in the number of events resulted in an overall decrease in the entertainment costs. The lower occupancy levels contributed to a decrease in business activity in our Property’s spa and salon, and retail outlets.
Sales and marketing expenses decreased for the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, due to the shift in strategy of overall marketing and advertising spending for the Company and third-party operated restaurants.
General and administrative expenses increased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to an increase of $1.2 million in facility repairs and maintenance for our property as well for our third-party operated restaurants and bars. We incurred an increase in payroll related costs and property insurance premiums. General and administrative expenses include salaries, property taxes and insurance.

Corporate expenses, which generally include corporate salaries and legal expenses, increased by $8.5 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to the settlement of various legal cases of $11.7 million. We incurred an increase in salaries of $1.4 million coupled with a decrease in management bonuses of $4.6 million for The Cosmopolitan of Las Vegas Incentive Award Plan, Management Exit Award Plan and Retention Bonus Plan which were related to the Sale.
Asset Impairment
There were no asset impairments for the six months ended June 30, 2015. The impairment expense of $1.5 million for six months ended June 30, 2014 was in connection with the closure of the Vegas Nocturne show at Rose. Rabbit. Lie.

Depreciation and Amortization Expenses
Depreciation and amortization charges were $55.0 million for the six months ended June 30, 2015 and $83.9 million for the six months ended June 30, 2014. The decrease in depreciation expense reflected the revaluation of the fixed assets due to the Sale, partially offset by an increase in amortization expense of the intangible assets acquired in the acquisition.
Other Income (Expense)
The following tables present our other income (expenses) for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Other income (expense):
Net settlements and default income	$—	$245
Interest and other income	18	30
Interest expense, net of amount capitalized	(15,535)	(19,064)
Total other income (expense)	$(15,517)	$(18,789)

Net Settlement and Default Income
There was no settlement and default income for the six months ended June 30, 2015. Through the six months ended June 30, 2014, certain purchasers of condominium hotel units located within the East and West Towers of the Property agreed to settle and release their claims against the Company. No condominium hotel units remained under contract for sale at June 30, 2015.
Interest Expense Net of Amount Capitalized
The decrease in interest expense is attributable to the termination of the Company’s credit facility with Deutsche Bank AG New York Branch. In connection with the Sale of the Company, the outstanding balances of the loans thereunder were forgiven at no cost to the Company. The principal balance of the Company’s debt obligations were $875 million as of June 30, 2015. The Company paid $11.0 million in interest expense associated with the new debt obligations for the six months ended June 30, 2015. Interest expense for the six months ended June 30, 2015 includes $3.1 million as amortization of debt discount and debt financing costs.

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
There was no income tax benefit for the six months ended June 30, 2015. The income tax benefit for the six months ended June 30, 2014 was $15.0 million.

There was no effective income tax rate for the six months ended June 30, 2015. The effective income tax rate for the six months ended June 30, 2014 was (35.2%).

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
The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income/(loss) for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income/(loss)	$15,316	$(13,592)	$9,978	$(26,280)
Interest, net	8,082	9,503	15,517	19,034
Income tax (expense)/benefit	10	(7,383)	10	(14,965)
Depreciation and amortization	27,535	42,252	54,995	83,942
EBITDA	50,943	30,780	80,500	61,731
Corporate expenses	4,321	9,036	20,295	11,776
Asset impairment	—	1,506	—	1,506
Rent expenses	478	448	973	919
Adjusted EBITDA	$55,742	$41,770	$101,768	$75,932

Liquidity and Capital Resources
Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of capital projects and our compliance with covenants contained in the Lease and in the Mortgage Loan.
The following table summarizes our historical cash flows:

	Successor	Predecessor
(Unaudited -- In thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net cash provided by operating activities	$101,283	$101,263
Net cash used in investing activities	(14,293)	(20,516)
Net cash used in financing activities	(36,621)	(75,378)
As of June 30, 2015, we had $105.8 million in available cash and cash equivalents.
Cash Flows — Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2015 is primarily attributable to positive operating results during the period, overall reduction in prepaid operating expenses and the receipt of $12.3 million from the OCIP fund and a $7.0 million payment both in connection with OCIP Closeout Agreement discussed in Note 9. We continue to improve accounts receivable collections. However, for the six months ended June 30, 2015, the cash inflows from receivables were offset by increasing receivables attributable to the casino and group revenue growth during the operating period.
Net cash provided by operating activities during the six months ended June 30, 2014, is primarily attributable to $56.4 million of reimbursements by the Corporate Consolidated Tax Group owned by Deutsche Bank for the utilization of the Company’s prior period net operating losses. In addition, the net cash provided by operating activities was also primarily impacted by (i) increasing receivables attributable to the operating period’s casino, banquet and group revenue growth; and (ii) the timing of payments for certain significant prepaid expenses and accrued liabilities, including property taxes and IT management contracts.
Cash Flows — Investing Activities
As discussed in Note 3, per the Second Amendment signed in April 2015, the net cash paid for the acquisition increased by $6.4 million. The increase in the cash paid increased the goodwill for the same amount.
The ordinary and major capital expenditures incurred during the six months ended June 30, 2015 of $7.9 million were primarily related to the build-out of additional hotel rooms and certain information technology initiatives.
For the six months ended June 30, 2014, the ordinary and major capital expenditures incurred of $20.5 million were primarily related to construction of certain components of our integrated resort, including The Chelsea, Rose. Rabbit. Lie. and ordinary capital expenditures.
In addition to direct costs of construction, soft and/or indirect costs are included in construction in progress and ordinary capital expenditures (as applicable). These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the six months ended June 30, 2015 and 2014, we capitalized related soft costs in the amount of $0.4 million and $0.7 million, respectively.
Cash Flows — Financing Activities
For the six months ended June 30, 2015, the net cash used in financing activities of $36.6 million primarily includes (i) a contribution of $6.4 million for the excess net working capital amount representing 50% of the released amount from the OCIP fund plus broker fees, refer to Note 9; (ii) total distributions to members related to the Mezzanine A Loan and Mezzanine B Loan of $8.3 million and $4.9 million, respectively, refer to Note 13; and (iii) a distribution to members of $29.9 million for the final payment of the excess net working capital amount, refer to Note 8.

For the six months ended June 30, 2014, the net cash used in financing activities of $75.4 million includes $6.2 million in borrowings against the credit facility maintained by the Predecessor which was offset by related principal repayments totaling $81.6 million. The draws against the credit facility were primarily utilized for construction costs relating to The Chelsea and Rose. Rabbit. Lie. and to a lesser degree, to finance the operations at the Property.
Liquidity
Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Certain capital expenditure requirements may be necessary to comply with any changes in applicable laws and regulations. We estimate capital expenditures will range between $53.0 million to $71.0 million during the year ended December 31, 2015.
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
Item 4.Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2015, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Iran Threat Reduction and Syria Human Rights Act of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report. Exhibit 99.1 includes disclosures publicly filed by Travelport Worldwide Limited, which may be considered an affiliate of The Blackstone Group L.P. and therefore, our affiliate.

Management Promote Program

On August 6, 2015, our indirect parent and an affiliate of Blackstone, approved an equity-compensation plan (the “Promote Plan”) and granted members of management, including our named executive officers, equity in the form of Class B Units in such parent entity.
The Class B Units are long-term incentive awards that are designed to promote our interests by providing management employees with equity interests as an incentive to remain in our service and align the executives’ interests with those of our equity holders and ultimate parent investors. The Class B Units are profits interests having economic characteristics similar to stock appreciation rights and represent the right to share in any increase in the equity value of this parent entity that exceeds a specified threshold. Therefore the Class B units only have value to the extent there is an appreciation in the value of our business and the appreciation exceeds a specified threshold.
The Class B Units are scheduled to vest in equal annual installments over the first five anniversaries of December 19, 2014 and will fully vest upon a change of control, in each case, subject to the named executive officer’s continued employment with the Company through the applicable vesting date. If the named executive officer’s employment is terminated for any reason, including death or disability, all unvested Class B Units will be forfeited.

Item 6. Exhibits

Exhibit
10.1*†
Second Letter Amendment to Employment Agreement, dated April 3, 2015, between Nevada Property 1 LLC and Lisa Marchese, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 13, 2015.

10.2*†	Third Letter Amendment to Employment Agreement, dated June 2, 2015, between Nevada Property 1 LLC and Lisa Marchese.
10.3*†	Consulting Agreement, effective dated as of May 22, 2015, among Nevada Property 1 LLC and Ronald G. Eidell.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Exchange Act Section 13(r) Disclosure.
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015 formatted in Extensible Business Reporting Language (XBRL):

i. the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014;
ii. the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014;
iii. the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014; and
iv. the Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA PROPERTY 1 LLC Registrant

/S/ WILLIAM P. McBEATH
President, and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015

/S/ MICHELLE F. ADAMS
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 7, 2015