Form 10-Q
period 2015-09-30
Nevada Property 1 LLC
filed 2015-11-13
CIK 1485589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant’s Class A and Class B Membership Interests are not publicly traded. As of November 13, 2015, BRE Spade Voteco LLC owned all of the registered 100 Class A Membership Interests of the registrant and BRE Spade Mezz 1 LLC owned all of the 100 Class B Membership Interests of the registrant.

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

•
other risks discussed in the section entitled Part I, Item 1A — "Risk Factors” in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

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

Part I — Financial Information
Item 1 — Condensed Consolidated Financial Statements
NEVADA PROPERTY 1 LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash on hand	$19,351	$21,138
Cash in bank	101,323	32,627
Total cash and cash equivalents	120,674	53,765
Restricted cash	4,752	877
Designated cash	—	31,649
Accounts receivable, net	69,661	51,806
Inventories	14,511	15,054
Prepaid expenses and other assets	19,871	23,186
Total current assets	229,469	176,337
Property and equipment, net	1,402,967	1,432,298
Goodwill	31,963	25,549
Intangible assets, net	182,340	214,828
Other assets	15,051	34,378
Total assets	$1,861,790	$1,883,390
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
Accounts payable	$10,341	$7,740
Interest payable	1,169	—
Accrued and other liabilities	98,235	102,210
Total current liabilities	109,745	109,950
Debt obligations	867,077	862,617
Other liabilities	6,565	4,567
Total liabilities	983,387	977,134
Commitments and contingencies (Note 15)
Members' equity	878,403	906,256
Total liabilities and members' equity	$1,861,790	$1,883,390
See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — In thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues:
Casino	$55,804	$55,567	$176,393	$156,067
Hotel	76,630	80,346	237,508	236,886
Food and beverage	78,199	83,480	245,712	264,159
Entertainment, retail and other	8,191	12,200	24,331	30,784
Gross revenues	218,824	231,593	683,944	687,896
Less -- promotional allowances	(38,982)	(42,630)	(114,687)	(115,957)
Net revenues	179,842	188,963	569,257	571,939
Operating expenses:
Casino	38,521	34,145	115,847	96,644
Hotel	8,884	8,602	26,203	27,151
Food and beverage	47,740	54,599	146,689	174,102
Entertainment, retail and other	6,828	11,424	20,035	29,826
Sales and marketing	8,329	12,620	35,037	50,102
General and administrative	28,899	27,620	84,011	79,278
Corporate	2,222	12,787	22,516	24,563
Pre-opening	34	—	34	—
(Gain)/loss on disposal of assets	(101)	2	(101)	117
Asset impairment	—	—	—	1,506
Insurance recoveries, net of deductible charges	(2,321)	—	(2,321)	—
Depreciation and amortization	27,970	41,674	82,965	125,616
Total operating expenses	167,005	203,473	530,915	608,905
Operating income/(loss)	12,837	(14,510)	38,342	(36,966)
Other income/(expense):
Net settlements and default income	—	—	—	245
Interest and other income	8	8	26	38
Interest expense, net of amount capitalized	(8,109)	(9,187)	(23,644)	(28,251)
Total other expense	(8,101)	(9,179)	(23,618)	(27,968)
Income/(loss) before income taxes	4,736	(23,689)	14,724	(64,934)
Income tax benefit/(expense)	—	8,340	(10)	23,305
Net income/(loss)	$4,736	$(15,349)	$14,714	$(41,629)
See accompanying notes to condensed consolidated financial statements.

NEVADA PROPERTY 1 LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — In thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net income/(loss)	$14,714	$(41,629)
Deferred income taxes	—	(23,318)
Depreciation and amortization	82,965	125,616
Amortization of debt discount and deferred financing costs	4,460	—
Change in value on Interest rate cap	(200)	—
Asset impairment	—	1,506
(Gain)/loss on disposal of assets	(101)	117
Gain on assets destroyed in fire	(2,571)	—
Bad debt provision	13,924	7,606
Changes in operating assets and liabilities:
Restricted cash	(3,876)	56
Designated cash	31,649	—
Accounts receivable, net	(31,779)	(7,632)
Due from affiliate	—	56,413
Inventories	544	1,223
Prepaid expenses and other assets	25,067	4,391
Accounts payable	2,602	3,341
Accrued and other liabilities	(4,138)	7,975
Interest payable	1,169	(387)
Net cash provided by operating activities	134,429	135,278
Cash flows from investing activities:
Net cash paid for acquisition	(6,414)	—
Ordinary capital expenditures	(12,794)	(14,676)
Capital expenditures for major construction projects	(6,885)	(17,908)
Proceeds from sale of property and equipment	288	—
Insurance proceeds related to damaged property and equipment	2,921	—
Net cash used in investing activities	(22,884)	(32,584)
Cash flows from financing activities:
Borrowings under loan payable to affiliate	—	9,777
Principal payments under loan payable to affiliate	—	(81,600)
Contributions from Members	6,414	—
Distributions to Members	(51,050)	—
Net cash used in financing activities	(44,636)	(71,823)
Net increase in cash and cash equivalents	66,909	30,871
Cash and cash equivalents at beginning of period	53,765	57,167
Cash and cash equivalents at end of period	$120,674	$88,038
Supplemental disclosure of cash flow information
Cash transactions:
Cash paid for interest due to affiliate, net of interest capitalized	$—	$28,839
Cash paid for interest due on term loan	$17,827	$—
Non-cash transactions:
Change in accrued additions to construction in progress	$(2,005)	$(15,928)
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
The accompanying condensed consolidated financial statements for Nevada Property 1 LLC include TCOLV Propco LLC (“Propco”), which is a variable interest entity for which the Company is the primary beneficiary, NP1 Hong Kong Limited, Nevada Property 1 LLC and Nevada Property 1 LLC’s wholly-owned subsidiaries, Nevada Restaurant and Nevada Retail. During July 2015, NP1 Hong Kong Limited, was created for the purpose of marketing and promoting the resort to the Asia market. There was no material activity for this entity during the three months ended September 30, 2015.
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

As discussed in our Annual Report on Form 10-K, Propco leased the hotel and other related property, except for casino-related assets for which Nevada Property retains title (the “Leased Property”), to the Company pursuant to a Lease and Operating Agreement (the “Lease”). The Lease has an initial term expiring on December 31, 2021, subject to two automatic renewals for successive periods of five years each, subject to the Company’s election not to renew. Under the Lease, the Company is obligated to pay to Propco fixed annual rent (“Fixed Rent”) equal to $125 million per year, payable in arrears in equal monthly installments. Each year, during the term of the Lease, the Company is obligated to pay Propco, as percentage rent, an amount equal to the difference, if positive, between (x) 90% of Operating Income, as defined in the Lease, for such year and (y) the Fixed Rent payable with respect to such year. Under the Lease, all costs and expenses incurred in connection with capital expenditure and expenditures for furniture, fixtures and equipment for the Leased Property shall be paid by the Company from amounts funded by Propco to the Company for such purposes. The rent expense recorded for the three and nine months ended September 30, 2015 was $37.1 million and $128.3 million, respectively. These amounts are eliminated upon consolidation.
The Company determined that Propco is a variable interest entity and the Company is the primary beneficiary; therefore, the Company has consolidated Propco in the Successor Period.
Pushdown Accounting
As previously noted, the Company is an indirect wholly-owned subsidiary of Blackstone. As a result of the Sale, the Company elected to apply pushdown accounting to reflect Spade Mezz’s basis of accounting for the acquired assets and assumed liabilities of the Company. As discussed in Note 13, the Company is not a borrower under the two mezzanine loan agreements (the “Mezzanine Loans”) entered into by affiliates of Blackstone with JPMorgan for a total aggregate principal amount of $425 million. However, the amounts payable under such loans are, in each case, secured by a first lien on the direct and indirect equity of Propco and are expected to also include a pledge of the Class B Membership Interests and a call right of the Class A Membership Interests. Further, the Company is required to pay interest on the Mezzanine Loans; however, the Company is not a borrower, nor is the Company jointly and severally liable for the Mezzanine Loans; therefore, in accordance with ASU No. 2014-17, Business Combination (Topic 805): Pushdown Accounting, the Mezzanine Loans are not included as a liability on the condensed consolidated balance sheet of the Company as of September 30, 2015.
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
In the third quarter of 2015, the Company changed its compensated absences policy for certain management employees which impacted the amount estimated for payroll related costs. The effect of this change in estimate was a $1.2 million increase in both operating income and net income for the three and nine months ended September 30, 2015.
Cash and Cash Equivalents
Cash in banks and deposits with financial institutions that can be liquidated without prior notice or penalty are classified by the Company as cash and cash equivalents. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Pursuant to the terms of the Mortgage Loan agreement, dated December 19, 2014, among Propco, Nevada Property and certain subsidiaries of Nevada Property (collectively, the “Mortgage Borrowers”) and JPMorgan Chase Bank, National Association (“JPMorgan”), pursuant to which the Mortgage Borrowers borrowed $875 million (the “Mortgage Loan”) in connection with the Sale and as discussed in Note 11, the Company is required to establish and maintain certain specified cash accounts through the term of the Mortgage Loan. The amounts funded, and to be funded, to these cash accounts are subject to terms included in the Mortgage Loan and are to be released to us subject to certain conditions specified therein being met. To the extent that an event of default were to occur as determined by the terms of such agreements, there are additional requirements and restrictions placed on the cash accounts. These accounts are held with an independent third party agent (and assuming no event of default has occurred), include: (i) a “lockbox account” which houses certain rents and other revenues from the Property and its operations, with the exception of income from casino or gaming operations; (ii) a “concentration account” which houses certain rents and other revenues from the Property and its operations and which houses all of the amounts transferred from the lockbox account and casino account; and (iii) “casino accounts” which hold all of the income derived from casino operations, less casino operating expenses and any amounts required under gaming liquidity requirements to be maintained on-site at the Property in compliance with gaming regulations. Transfers from the lockbox account are required to be made not less than once every business day throughout the term of the loans. Transfers from the casino account are required to be made not less than two times per week throughout the term of the loans. For the purpose of the operation of the Company, the cash accounts in (i) and (ii) mentioned above have been combined. A separate credit card depository account has also been established as part of the cash account requirements of the Mortgage Loan. Amounts held in the aforementioned accounts may be invested in securities permitted by the loan documents. The Mortgage Loan lender has a first priority security interest in these accounts subject to certain stipulations related to gaming laws for casino related accounts.
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
Designated Cash
As of December 31, 2014, the Company established a designated cash account which consists primarily of the net working capital as a result of the Sale and amounts funded by the Predecessor to fund payments for certain executives under the various executive incentive award plans. The plans included the Management Exit Award Plan (the “Exit Award Plan”), Management Incentive Plan and Retention Bonus Plan all related to the Sale. Refer to Note 8 for further detail.
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
Derivative Financial Instruments
The Company has managed its market risk, including interest rate risk associated with variable rate borrowings, with the use of a derivative financial instrument (interest rate cap agreement). The fair value of the derivative financial instrument is recognized as an asset or liability at each balance sheet date, with changes in fair value affecting net loss. The Company’s interest rate cap did not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate cap are presented as an increase (decrease) in interest expense in the accompanying condensed consolidated statements of operations.Fair Value of Financial Instruments

The Company applies the provisions of FASB Topic 820, “Fair Value Measurements” (Topic 820), to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Topic 820 also established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

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
The carrying values of the Company’s cash and cash equivalents, restricted cash, designated cash, receivables and accounts payable approximate fair value because of the short term maturities of these instruments. The carrying value of the Company’s debt at September 30, 2015, is consistent with fair value due to the variable interest rates in place.
Debt Financing Costs
Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are amortized using the effective interest method over the terms of the related debt agreements. For the three and nine months ended September 30, 2015, $1.4 million and $4.7 million, respectively, of debt financing costs and debt discounts were amortized to interest expense. Unamortized debt financing costs of $7.9 million were presented as a direct deduction to the debt obligation at September 30, 2015.
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

Goodwill and Intangibles
We have $214.3 million in goodwill and intangible assets in our condensed consolidated balance sheet at September 30, 2015, resulting from the Sale as discussed in Note 3. Intangible assets determined to have a finite life are amortized on a straight-line basis over the determined useful life of the asset as follows:

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
Reclassifications
For the period ended December 31, 2014, we reclassified certain balance sheet accounts on the condensed consolidated balance sheets to conform all periods to the adoption of Accounting Standard Update No. 2015-3. See below for further discussion. In addition, for comparability, certain prior year amounts have been reclassified to conform with the current period presentation.
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
In August 2014, the FASB issued ASU No. 2014-15, (Subtopic 205-40): Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). ASU No. 2014-15 requires management to provide an interim and annual assessment concerning an entity’s ability to continue as a going concern and also requires disclosures under certain circumstances. ASU No. 2014-15 is effective for fiscal years beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. It is management’s intent to adopt this accounting pronouncement upon the effective date.
In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU No. 2015-3”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-3 is effective for fiscal years beginning after December 15, 2015 and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted ASU No. 2015-3 during the three months ended March 31, 2015. Adoption of ASU No. 2015-3 was applied retrospectively and the December 31, 2014 balances for other assets and debt obligations were adjusted by $2.1 million. At September 30, 2015, the unamortized debt financing cost included as an offset to debt obligations was $7.9 million.
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

Current and other assets	$174,703
Property and equipment, net	1,433,898
Goodwill	31,963
Intangible assets, net	216,344
Other non-current assets	34,223
Total assets	1,891,131
Current liabilities	(107,152)
Other long-term liabilities	(4,483)
Total liabilities	(111,635)
Total equity purchase price	$1,779,496
The following table presents the unaudited pro forma results as if the Sale had occurred at January 1, 2014 (in thousands).

Three Months Ended September 30, 2014
Net revenues	$188,963
Operating expenses	189,769
Operating loss	(806)
Other expense	(8,101)
Loss before income taxes	(8,907)
Income tax expense	—
Net loss	$(8,907)

Nine Months Ended September 30, 2014
Net revenues	$571,939
Operating expenses	566,254
Operating income	5,685
Other expense	(23,361)
Loss before income taxes	(17,676)
Income tax expense	(10)
Net loss	$(17,686)

4. Accounts Receivable, Net
Accounts receivable, net consists of the following:

	Successor
(In thousands)	September 30, 2015	December 31, 2014
Casino	$55,270	$26,244
Hotel	17,647	16,393
Other	9,973	9,169
	82,890	51,806
Less: allowance for doubtful accounts	(13,229)	—
	$69,661	$51,806
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing. The Company issues credit to approved casino customers following evaluation of creditworthiness. The allowance is estimated based on a percentage of credit drop, a specific review of customer accounts as well as management’s experience with collection trends in the gaming and hospitality industry and current economic and business conditions. As part of the adoption of purchase accounting related to the Sale of the Company (refer to Note 3), the accounts receivable at December 31, 2014, were recorded at their fair value.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	Successor
(In thousands)	September 30, 2015	December 31, 2014
Prepaid expenses	$12,675	$15,754
Other assets	7,196	7,432
	$19,871	$23,186
Prepaid expenses consist primarily of expenses relating to insurance, gaming taxes, marketing, operations, property maintenance and other taxes. Other assets consist primarily of imprest funds relating to our partner restaurants and security deposits.
6. Property and Equipment, Net
Property and equipment, net are stated at the lower of cost or fair value and consist of the following:

	Successor
(In thousands)	September 30, 2015	December 31, 2014
Land and land improvements	$107,382	$107,352
Buildings and improvements	1,208,695	1,206,191
Furniture, fixtures and equipment	115,476	108,734
Construction in progress	24,140	12,337
Less: accumulated depreciation	(52,726)	(2,316)
	$1,402,967	$1,432,298
Depreciation expense of $17.1 million was incurred during the three months ended September 30, 2015 for the Successor period and $41.3 million for the three months ended September 30, 2014 for the Predecessor period. Depreciation expense of $50.5 million was incurred during the nine months ended September 30, 2015 for the Successor period and $124.4 million for the nine months ended September 30, 2014 for the Predecessor period.

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. There was no interest expense capitalized for the three months ended September 30, 2015 for the Successor period and interest of $0.3 million was capitalized for the three months ended September 30, 2014 for the Predecessor period. A minimal amount of interest expense was capitalized for the nine months ended September 30, 2015 for the Successor period and interest of $0.3 million was capitalized for the nine months ended September 30, 2014 for the Predecessor period.
On July 25, 2015, the Bamboo Pool was damaged by a fire and as result, the Company wrote-off $0.3 million of property and equipment that was damaged or destroyed. The Company filed an insurance claim with its insurance companies to recover the replacement value of these assets destroyed, additional expenses incurred and business interruption. During the three and nine months ended September 30, 2015, the Company received $2.9 million from the insurance claim representing an advance for the replacement value of the assets destroyed, resulting in a gain of $2.6 million. Additional proceeds from our insurance companies may be received in subsequent periods as we continue finalizing the submission of our claim. In addition, we may incur additional costs that may not be reimbursed by our insurance companies.

7. Goodwill and Intangibles
Goodwill consists of the following:

	Successor
(In thousands)	September 30, 2015	December 31, 2014
Goodwill	$31,963	$25,549
Less: accumulated impairment	—	—
	$31,963	$25,549
Intangible assets, net consist of the following:

	Successor
(In thousands)	September 30, 2015	December 31, 2014
Trade name	$100,000	$100,000
Customer distribution agreement	21,000	21,000
Backlog	48,000	48,000
Customer relationships	39,000	39,000
Property easement	8,344	8,344
Less: accumulated amortization	(34,004)	(1,516)
	$182,340	$214,828
Weighted-average life in years	18	17
Intangibles are amortized over the respective useful lives of the assets ranging from two to thirty years. Amortization expense related to intangibles was $10.8 million for the three months ended September 30, 2015 for the Successor period and $0.4 million for the three months ended September 30, 2014 for the Predecessor period and $32.5 million for the nine months ended September 30, 2015 for the Successor period and $1.3 million for the nine months ended September 30, 2014 for the Predecessor period.

8. Restricted and Designated Cash
As of September 30, 2015, the Company’s restricted cash account totaled $4.8 million, consisting of $0.7 million of tokes (tips) earned by our CoStars in the Company’s slot and table games departments, $0.6 million from the cash account funded by our partners to be used for certain capital expenditures and $3.5 million of replacement reserve used for capital expenditures as required by the Mortgage Loan agreement. At December 31, 2014, the restricted cash balance was comprised of $0.9 million, consisting of $0.4 million tokes and $0.5 million from the cash account funded by our partners to be used for certain capital expenditures.
As of September 30, 2015, the Company had no designated cash amounts. On July 1, 2015, the Company paid $4.9 million for incentive awards under the Exit Award Plan. On April 27, 2015, the Company paid $29.9 million of excess net working capital to Deutsche Bank out of the designated cash as a final payment related to the Sale of the Company. The payment was treated as a capital distribution to the Members. The designated cash balance at December 31, 2014 was comprised of $23.5 million of estimated excess net working capital and $8.2 million for incentive awards under the Exit Award Plan, Management Incentive Plan and Retention Bonus Plan.
9. Other Assets
During the quarter ended March 31, 2015, the Company, Deutsche Bank and National Union Fire Insurance Company of Pittsburgh, PA (“Union Fire Insurance”) entered into a Closeout Agreement whereby the parties agreed to closeout all the general liability and workers compensation insurance policies established under the owner controlled insurance program (“OCIP”). As part of the Closeout Agreement, the parties agreed to a final single payment amount of $7.0 million paid to Union Fire Insurance which represents full and final settlement of all obligations arising from the closeout policies. In return, Union Fire Insurance waived and released the Company with respect to all future obligations and assumed 100% first loss position under and with respect to the closeout policies. The Closeout Agreement provided for the final distribution to the Company of the remaining funds in the cash collateral account of $12.3 million which the Company received in February and March 2015. As a result of the Closeout Agreement, the Company eliminated the reserve for workers' compensation claims and the balance in the OCIP fund and recognized a settlement expense of $3.6 million which is reflected in corporate expense in our condensed consolidated statements of operations for the nine months ended September 30, 2015.
At December 31, 2014, the reserve for workers' compensation claims was $1.5 million and the OCIP fund balance was $19.3 million.
10. Accrued and Other Liabilities
Accrued and other liabilities consist of the following:

	Successor
(In thousands)	September 30, 2015	December 31, 2014
Accrued accounts payable	$7,220	$10,782
Accrued payroll costs	20,161	28,844
Deposits - patrons	5,744	7,272
Advance deposits	18,952	14,422
Chip liability	3,477	5,234
Taxes payable	11,127	6,473
Accrued legal fees	22,018	16,406
Other liabilities	9,536	12,777
	$98,235	$102,210

11. Debt Obligations
The components of our long-term debt are as follows:

	Successor
(In thousands)	September 30, 2015	December 31, 2014
Non-current long-term debt
Mortgage Loan (term loan) (1)	$875,000	$875,000
Less: unamortized discount and debt financing costs	(7,923)	(12,383)
Long-term debt	$867,077	$862,617

(1)	Certain affiliates of Blackstone have provided a guaranty of certain customary non-recourse carve-out liabilities in connection with the Mortgage Loan.
The Company chose early adoption of Accounting Standard Update No. 2015-3 as discussed in Note 2 and retrospectively applied the requirements by presenting deferred financing costs as a direct reduction of the underlying debt.
Mortgage Loan Agreement
The Company and Propco (collectively, the “Mortgage Borrowers”) entered into a Mortgage Loan agreement, dated December 19, 2014, with JPMorgan, pursuant to which the Mortgage Borrowers borrowed $875 million under a term loan. The proceeds of the Mortgage Loan were used to pay a portion of the purchase price payable in the Sale. The Mortgage Loan has an initial maturity date of January 9, 2017 and the Company has the unilateral right to three successive one-year extensions, subject to customary debt covenant compliance requirements. The Mortgage Loan has an initial interest rate equal to LIBOR plus 2.95% per annum. As of September 30, 2015, LIBOR was 0.207% and the total rate was 3.00%. The Mortgage Loan is secured by a first lien on the Property and all of the other assets of the Company, including the Mortgage Interest Rate Cap as described in Note 12.
Our total capital expenditures for the three months ended September 30, 2015 was less than the required capital expenditures per the Mortgage Loan. Under the terms of the Mortgage Loan, the difference between the required capital expenditure amount and the actual capital expenditures during the quarter should be deposited into a replacement reserve account. As of September 30, 2015, the balance in the replacement reserve account was $3.5 million. The funds are held by our Mortgage Loan Servicer, Wells Fargo. Our capital activity is expected to increase in future quarters and is expected to meet the required capital expenditures per the Mortgage Loan. At that time, the Company intends to request a partial or full distribution of these funds.
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
The Company measured the fair value of its interest rate cap on a recurring basis pursuant to accounting standards for fair value measurements. The Company categorizes this interest rate cap as Level 2, refer to Note 2 for the levels of fair value hierarchy. The fair value of the Company’s interest rate cap agreement was a minimal amount and $0.2 million at September 30, 2015 and December 31, 2014, respectively and was included in other non-current assets in the accompanying condensed consolidated balance sheets.
13. Related Party Transactions
The Company entered into an agreement with Spade Voteco to pay for all expenses relating to Spade Voteco and its members including costs incurred for the services of all advisors and consultants to the extent such costs are reasonable, documented and related to and for the benefit of the Company. For the Successor period, the Company paid $0.2 million and $0.4 million for the three and nine months ended September 30, 2015 for Spade Voteco. For the Predecessor period, the Company paid $0.2 million and $0.6 million for the three and nine months ended September 30, 2014 for expenses incurred by Nevada Voteco on behalf of the Company. Refer to Note 1 “Sale or Transfer of Members’ Equity Interests and Corporate Structure” for further detail.
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
The Company is not a named borrower under the Mezzanine Loans and as noted in Note 2, the Mezzanine Loans are not included as a liability on the condensed consolidated balance sheet of the Company as of September 30, 2015. The payments we make for interest on these loans are considered equity distributions to our Members. For the three months ended September 30, 2015, the total interest paid was $5.0 million and $3.0 million for the Mezzanine A Loan and Mezzanine B Loan, respectively. For the nine months ended September 30, 2015, the total interest paid was $13.3 million and $7.8 million for the Mezzanine A Loan and Mezzanine B Loan, respectively and is presented as a reduction to members' equity in the condensed consolidated balance sheet at September 30, 2015.
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
There was no effective income tax rate for the three and nine months ended September 30, 2015. The effective income tax rate for the three and nine months ended September 30, 2014 was (35.2%) and (35.9%), respectively.

The Company's major tax jurisdiction is the United States and tax years 2011, 2012 and 2013 remain open to examination. Due to the September 2014 opening of a satellite office in Canada, the Company is now subject to income tax filing requirements in Canada for this tax year and forward. For the three and nine months ended September 30, 2015 and 2014, the Company paid a minimal amount of income tax related to the Canadian satellite office.
During July 2015, NP1 Hong Kong Limited, was created for the purpose of marketing and promoting the resort to the Asia market. A check the box election was filed and approved by the IRS for NP1 Hong Kong Limited to be treated as a disregarded entity. As such, its operations will be included with that of NP1 for US Federal Income Tax purposes. Additionally, this entity will be subject to Hong Kong tax filing requirements.
During the quarter ended June 30, 2013, the IRS notified the Company that its 2011 federal income tax return was selected for examination. As of September 30, 2015, the IRS has not commenced an audit on the aforementioned tax year period nor have we received any additional correspondence regarding the matter. The Company believes that it has no uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes. As applicable, we recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2015 and 2014, there were no accrued penalties and/or interest.
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
In early April 2015, the Company commenced arms-length settlement negotiations leading to an agreement in principle to resolve both the Nevada State Court and the U.S. District Court lawsuits. The proposed resolution includes an anticipated total net payment of approximately $7.0 million inclusive of the opposing counsel fees and all costs of administering the settlement. After such expenses are paid, the remaining amount will comprise a settlement fund. Of this amount the Company will pay out only that portion actually claimed by putative class members. The proposed settlement is subject to approval by the courts. The Company recorded the $7.0 million anticipated net settlement amount in the consolidated financial statements during the period ended March 31, 2015. As of September 30, 2015, a settlement agreement is in place. A final approval hearing is set for December 4, 2015.

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

The Company continues to deny all liability to the putative class members but, at a mediation held on February 20, 2015, the Company agreed to settle all of the claims against it in this matter for a total payment of $14.5 million recorded in the period ended December 31, 2014. The amount is inclusive of all attorneys’ fees to the putative class counsel and all costs of administering the settlement. The Company, the plaintiff and the putative class counsel have reached a settlement agreement and presented their settlement agreement for preliminary approval by the U.S. District Court.

On August 24, 2015, the Court granted preliminary approval of the settlement and ordered the parties to provide notice to the class. Notice went out on September 23, 2015. Class members have until November 23, 2015 to submit claims, lodge objections or exclude themselves from the settlement. The Court has scheduled a final fairness hearing for January 4, 2016, at which time the Court is expected to determine whether the settlement is fair, reasonable and adequate and whether judgment should be entered.
Commitments and Other Legal Proceedings

a.	Property General Contractor and other purchase obligations
During 2015, the Company engaged various contractors for the build-out of our west tower rooms, high limit slots room, Clique a new partner venue and other capital projects. As of September 30, 2015 and September 30, 2014, the Company had total construction commitments of $16.6 million and $1.8 million, respectively.
b. Morris Schneider Wittstadt
On June 19, 2015, a lawsuit was filed against the Company in the United States District Court for the District of Nevada by Morris Schneider Wittstadt, LLC., a Georgia law firm. Among other facts, the lawsuit alleges that the firm’s managing partner used partnership funds to game at the Company’s casino. The suit asserts various related claims against the Company, including aiding and abetting a breach of fiduciary duty. In the opinion of management, this litigation is not expected to have a material adverse impact on the consolidated financial statements of the Company. The Company believes that it has meritorious defenses with respect to this matter and intends to defend its position vigorously. The Company has filed a motion to dismiss based on a lack of complete diversity, but expects that the litigation will be re-filed in state court.
c. Other Matters
The Company is also subject to various other ordinary and routine claims and litigation arising in the normal course of business. In the opinion of management, all pending other legal matters including the Condominium Hotel Litigation previously disclosed are either adequately covered by insurance or, if not insured, will not have a material adverse impact on the consolidated financial position, cash flows, or the results of operations of the Company.

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
17. Equity-based Compensation

On August 6, 2015, the managing member of BRE Spade Parent LLC (“BRE Spade Parent”), an affiliate of the Company's Parent, approved an equity-based compensation plan (the "Promote Plan"), approved grants of Class B units (the “Incentive Units”) in BRE Spade Parent to certain executives of the Company (each a "Promote Participant"), the Incentive Units are intended to constitute a “profits interest” for U.S. tax purposes. During the three months ended September 30, 2015, BRE Spade Parent and the Promote Participants executed Management Subscription Agreements ("Subscription Agreement"), pursuant to which the Promote Participants were granted Incentive Units.

All of the Incentive Units granted are subject to a service condition and a performance condition (a Change of Control, as defined in the Subscription Agreement), and subject to a Promote Participant’s continued employment with the Company on such date. Distribution of cash to the Promote Participant for their vested Incentive Units will occur when a Change of Control event occurs, subject to certain distribution targets. Because the performance condition was not considered probable as of September 30, 2015, no compensation expense has been recognized for the fair value of the Incentive Units granted.

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

The Cosmopolitan features the following:

•
Approximately 100,000 square feet of casino space, offering 24-hour gaming and a full range of games. The casino level also contains several destination bar/lounge areas, including the three-story “Chandelier Bar” a feature attraction as well as an intimate entertainment lounge used to bring live performances to the gaming floor;

•
Two luxury hotel towers with condominium hotel style rooms with expansive terraces, recreation and leisure facilities including a 50,000 square feet spa and hammam facility, two fitness centers, tennis courts, swimming pools and private cabanas and approximately 152,000 square feet of meeting and convention space;

•	In addition, we offer a collection of distinctive restaurants, managed and operated by experienced world class third-party restaurateurs;

•	Our retail offering showcases nine eclectic retail boutiques in 36,000 square feet of contiguous space;

•
We feature a cutting edge, world class nightclub and dayclub. The 56,000 square feet Marquee Nightclub and Dayclub encompasses all of the features of a major Las Vegas integrated resort including two distinct ultra-lounge experiences; and

•	Our integrated entertainment venue The Chelsea, is a 65,000 square feet, multi-use event center that can accommodate up to 3,200 guests.

Construction and Future Development

In late 2014, the Company began a redesign project with respect to certain floors of the West Tower which is expected to add 47 additional rooms. In 2015, the Company began the build-out of the high limit slots room and Clique a new partner venue. The projects are expected to be completed in late 2015.
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
We have presented the results of the Predecessor for the three and nine months ended September 30, 2014 for comparison purposes. The discussion of our results of operations contains a comparison of our results for the three and nine months ended September 30, 2015 and the results for the Predecessor for the three and nine months ended September 30, 2014. The application of accounting guidance related to business combinations did not materially affect the Company’s continuing operations; however, the three and nine months ended September 30, 2014 may reflect results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation, amortization and interest expense.
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

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net revenues	$179,842	$188,963
Operating expenses, excluding depreciation and amortization	139,035	161,799
Depreciation and amortization	27,970	41,674
Operating income/(loss)	12,837	(14,510)
Other expense	(8,101)	(9,179)
Income/(loss) before income taxes	4,736	(23,689)
Income tax benefit	—	8,340
Net income/(loss)	4,736	(15,349)

	Successor	Predecessor
(Unaudited — In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net revenues	$569,257	$571,939
Operating expenses, excluding depreciation and amortization	447,950	483,289
Depreciation and amortization	82,965	125,616
Operating income/(loss)	38,342	(36,966)
Other expense	(23,618)	(27,968)
Income/(loss) before income taxes	14,724	(64,934)
Income tax (expense)/benefit	(10)	23,305
Net income/(loss)	14,714	(41,629)

Operating Measures
Certain gaming and hospitality industry specific statistics are included in the discussion of our operating performance. These statistics are defined below:

•	Table drop is the amount of cash and markers issued and the net markers paid at the gaming table with cash or chips.

•	The table games hold percentage is the percentage of table drop that is won by the Property and recorded as revenue.

•	Average Daily Rate (“ADR”) is calculated by dividing total hotel revenue by total rooms occupied.

•	Revenue per Available Room (“REVPAR”) is calculated by dividing total hotel revenue by total rooms available.
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
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues
As compared to the three months ended September 30, 2014, our gross and net revenues for the three months ended September 30, 2015 decreased by 5.5% and 4.8%, respectively, representing gross and net revenue dollar decreases of $12.8 million and $9.1 million, respectively.
Our revenues for the applicable periods were as follows:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Revenues:
Casino	$55,804	$55,567
Hotel	76,630	80,346
Food and beverage	78,199	83,480
Entertainment, retail and other	8,191	12,200
Gross revenues	218,824	231,593
Less -- promotional allowances	(38,982)	(42,630)
Net revenues	$179,842	$188,963
For the comparable 2015 and 2014 periods, our casino revenues consisted of table games and slots, with our casino revenues increasing by 0.4% over 2014. The table games revenue declined by 8.7% while table drop increased by 10.44% for the three months ended September 30, 2015. The table games hold was 13.9%, which was 2.9 basis points below the prior year period. Slots revenue grew 21.9% due to an increase in gaming volume. Our focus continues to be on supplementing the level of table games played at the Property, by both domestic and international customers. We also continue to focus our efforts on increasing the volume of slot play through leveraging our unique Identity Membership and Rewards Program, building our database of slot customers, expanding our alliance program and continuing to introduce a variety of slot promotions.
For the three months ended September 30, 2015, hotel revenues declined 4.6% compared to the third quarter of 2014. The decrease was a result of a 1.8% decrease in occupancy. Occupancy was lower in all hotel room segments except for groups. ADR decreased from $306 to $298 due to the change in our room mix.

The table below sets forth our room and occupancy measures related to our operations.

	Successor	Predecessor
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Percent Change (a)
Occupancy	94.5%	96.3%	(1.8)
ADR	$298	$306	(2.6)
RevPAR	$281	$295	(4.7)

(a)	Except occupancy, which is presented as a percentage point change.
Food and beverage revenues generated from restaurants, banquets and conventions, in-room dining and bars include revenues from all Company-operated outlets, as well as the third-party operated food and beverage outlets which are wholly-owned by the Company. Food and beverage revenues for the three months ended September 30, 2015, decreased $5.3 million or 6.3%, when compared to the three months ended September 30, 2014. The primary factors that contributed to the decrease in food and beverage revenue were (i) $2.4 million decline in Marquee revenue due to increased competition; (ii) revenue decline in Rose. Rabbit. Lie. of $0.5 million due to the change in operational concept; (iii) $0.8 million revenue decline due to the closure of Comme Ca, one of our third-party operated restaurants and $0.7 million revenue decline due to the closure of Book and Stage Bar; and (iv) overall lower occupancy and fewer entertainment events. We may continue to experience a decline in food and beverage revenue in future periods as competition increases and we evaluate the mix of restaurants at our Property.
Entertainment, retail and other revenues are generated from the Property’s spa and salon, retail outlets, concerts, boxing events, and other miscellaneous activities. Entertainment, retail and other revenues for the three months ended September 30, 2015 decreased by $4.0 million or 32.9% when compared to the three months ended September 30, 2014. The quarter-over-quarter decrease in entertainment, retail and other revenues was primarily a result of fewer entertainment events for the three months ended September 30, 2015. We had 14 entertainment events in the three months ended September 30, 2015, as compared to 29 for three months ended September 30, 2014. Lower occupancy contributed to a decrease in business activity in our Property’s spa and salon, and retail outlets.
Revenues for the 2015 and 2014 quarterly operating periods include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or complimentaries (“comps”) are deducted from revenues. While quarter-over-quarter gross revenues decreased by 5.5% for the 2015 operating period compared to the 2014 operating period, promotional allowances decreased by 8.6% between the respective periods. The decrease in entertainment events contributed to the decrease in promotional entertainment allowances for the period. We believe that the level of promotional allowances or comps incurred for the respective 2015 and 2014 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty.
Operating Expenses
For the three months ended September 30, 2015, our operating expenses, excluding depreciation and amortization, decreased 14.1% when compared to the three months ended September 30, 2014. The decrease in operating expenses, excluding depreciation and amortization, is partially reflective of (i) a decrease in overall marketing and advertising spending; (ii) a decrease in food and beverage costs due to the decline in volume at Marquee and Rose. Rabbit. Lie.; (ii) a decrease in food and beverage costs due to the closures of Comme Ca and Book and Stage Bar; as well as, (iv) a decrease in contract entertainment and production. The decrease in operating expenses was partially offset by an increase in bad debt expense due to higher credit play resulting in an increase in the receivable balance outstanding and the receipt of $2.3 million representing the net proceeds from the insurance claim related to the Bamboo Pool fire. Our ongoing efforts are focused on containing and reducing department operating expenses, resulting in higher operating margins.

The following tables present our operating expenses for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Operating expenses:
Casino	$38,521	$34,145
Hotel	8,884	8,602
Food and beverage	47,740	54,599
Entertainment, retail and other	6,828	11,424
Sales and marketing	8,329	12,620
General and administrative	28,899	27,620
Corporate	2,222	12,787
Pre-opening	34	—
(Gain)/loss on disposal of assets	(101)	2
Insurance recoveries, net of deductible charges	(2,321)	—
Depreciation and amortization	27,970	41,674
Total operating expenses	$167,005	$203,473
Casino operating expenses increased for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014, primarily as a result of an increase in bad debt expense of $2.3 million due to increased credit play resulting in an increase in the receivable balance outstanding. We had higher comps of $1.3 million offered to our customers. In addition, we experienced an increase in promotional gifts and guest airfares as we brought in more players to our Property.
Hotel operating costs are associated with the occupancy level and related servicing of our rooms. In comparing the three months ended September 30, 2015 to the three months ended September 30, 2014, hotel operating expenses increased. Our occupancy levels decreased to 94.5% in 2015 as compared to the 2014 occupancy level of 96.3%. Occupancy was lower in all hotel room segments except for groups combined with reduced low-end casino Identity comp room nights. The decrease was offset by an increase of $0.3 million attributable to credit card disputes and the new commerce tax that went into effect during the three months ended September 30, 2015.
Food and beverage expenses decreased for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. Factors that contributed to the decrease included the lower revenues from Marquee and Rose. Rabbit. Lie., as well as the closures of Book and Stage Bar and Comme Ca coupled with lower occupancy and fewer entertainment events, which contributed to the decline in the volume of business in our owned and third-party operated restaurants and bars. In addition, the declines caused a reduction in management and incentive fees owed to third-party operated restaurants and the Marquee for performing at lower profitability levels per their respective agreements.
Entertainment, retail and other operating expenses decreased for the three months ended September 30, 2015, primarily due to a decrease in the number of entertainment events as compared to the three months ended September 30, 2014. A decrease in the number of entertainment events resulted in a decrease in entertainment costs of $3.5 million and production equipment cost of $0.5 million. The lower occupancy levels also contributed to a decrease in business activity in our Property’s spa and salon, and retail outlets.
Sales and marketing decreased for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. The decrease of $4.0 million was due to the shift in strategy of overall marketing and advertising spending for the Company and third-party operated restaurants.
General and administrative expenses increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to an increase in facility repairs and maintenance for our Property as well as for our third-party operated restaurants and bars. In addition, there was an increase in IT consulting related expenses. General and administrative expenses include salaries, property taxes and insurance.

Corporate expenses, which generally include corporate salaries and legal expenses, decreased by $10.6 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to a decrease in management bonuses for The Cosmopolitan of Las Vegas Incentive Award Plan, Management Exit Award Plan and Retention Bonus Plan which were related to the Sale.
Insurance Recoveries, Net of Deductible Charges
The amount of $2.3 million for the three months ended September 30, 2015 represents the net proceeds from the insurance claim related to the Bamboo Pool fire on July 25, 2015. Additional proceeds from our insurance companies may be received in subsequent periods as we continue finalizing the submission of our claim. In addition, we may incur additional costs that may not be reimbursed by our insurance companies.
Depreciation and Amortization Expenses
Depreciation and amortization charges were $28.0 million and $41.7 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in depreciation expense reflected the revaluation of the fixed assets due to the Sale, partially offset by an increase in amortization expense of the intangible assets acquired in the acquisition.
Other Income (Expense)
The following tables present our other income (expenses) for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Other income/(expense):
Interest and other income	$8	$8
Interest expense, net of amount capitalized	(8,109)	(9,187)
Total other expense	$(8,101)	$(9,179)
Interest Expense, Net of Amount Capitalized
The principal balance of the Company’s debt obligation was $875 million as of September 30, 2015. For the three months ended September 30, 2015, the Company paid $6.6 million in interest expense associated with its debt obligations. Interest expense for the three months ended September 30, 2015 includes $1.4 million as amortization of debt discount and debt financing costs. For the comparable Predecessor period ended three month September 30, 2014, interest expenses of $9.2 million consisted of interest paid to Deutsche Bank.
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
There was no income tax benefit for the three months ended September 30, 2015. The income tax benefit for the three months ended September 30, 2014 was $8.3 million.

There was no effective income tax rate for the three months ended September 30, 2015. The effective income tax rate for the three months ended September 30, 2014 was (35.2%).

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues
Gross revenues for the nine months ended September 30, 2015 decreased $4.0 million or 0.6%, when compared to the same period in 2014. Net revenues decreased 0.5%. Our revenues for the nine months ended September 30, 2015 and 2014 were as follows:

	Successor	Predecessor
(Unaudited — In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues:
Casino	$176,393	$156,067
Hotel	237,508	236,886
Food and beverage	245,712	264,159
Entertainment, retail and other	24,331	30,784
Gross revenues	683,944	687,896
Less -- promotional allowances	(114,687)	(115,957)
Net revenues	$569,257	$571,939

Our casino revenues increased 13.0% compared to the nine months ended September 30, 2014. The table games revenue and table drop increased 9.8% and 12.6%, respectively due to increased level of play for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, the table games hold was 15.2%, compared to 15.6% for the same period in 2014. Slot revenue grew 20.40% due to an increase in gaming volume.
For the nine months ended September 30, 2015, hotel revenues grew 0.3% compared to the nine months ended September 30, 2014. The increase was driven by a 2.3% increase in ADR from $308 to $315, partially offset by an occupancy decrease of 1.8 percentage points. For the nine months ended September 30, 2015, occupancy was lower in all hotel room segments except for groups combined with reduced low-end casino Identity comp room nights.
The table below sets forth our room and occupancy measures related to our operations.

	Successor	Predecessor
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Percent Change (a)
Occupancy	93.2%	95.0%	(1.8)
ADR	$315	$308	2.3
RevPAR	$294	$293	0.3

(a)	Except occupancy, which is presented as a percentage point change.
Food and beverage revenues for the nine months ended September 30, 2015 decreased $18.4 million or 7.0%, when compared to the same period in 2014. Revenue decline for the nine months ended September 30, 2015 is primarily attributable to (i) revenue decline of $7.4 million in Rose. Rabbit. Lie. due to the change in operational concept; (ii) Marquee revenue decline of $5.9 million due to an increase in competition; (iii) the closures of Comme Ca and Book and Stage which resulted in revenue declines of $2.5 million and $0.8 million; and (iv) revenue decline in banquets of $1.8 million due to a lower number in bookings. We may continue to experience a decline in food and beverage revenue in future periods as competition increases and we evaluate the mix of restaurants at our Property.

Entertainment, retail and other revenues for the nine months ended September 30, 2015 decreased by $6.5 million or 21.0% when compared to the nine months ended September 30, 2014. The period-over-period decrease in entertainment and other revenues primarily reflects fewer entertainment events. We had 33 events during the nine months ended September 30, 2015 compared to 58 during the nine months ended September 30, 2014. Lower occupancy contributed to a decrease in business activity in our Property's spa and salon, and retail outlets.
Revenues for the nine months ended September 30, 2015 and 2014 include the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. In accordance with industry practice, these promotional allowances or comps are deducted from revenues. While gross revenues decreased by 0.6% for the comparable nine month periods, promotional allowances decreased by 1.1% for the comparable nine month period in 2014. We believe that the level of promotional allowances or comps incurred for the respective 2015 and 2014 periods were necessary to continue to drive customer awareness, build our customer database and create customer loyalty. We expect this level of promotional allowance or comps expense to vary period-over-period, but decline over the long-term.
Operating Expenses
For the nine months ended September 30, 2015, our operating expenses, excluding depreciation and amortization, decreased 7.3% when compared to the nine months ended September 30, 2014. The decrease in operating expenses, excluding depreciation and amortization, is partially reflective of (i) a decrease in food and beverage due to the decrease in revenue from Rose. Rabbit. Lie. due to the change in operational concept; (ii) a decline in Marquee revenue due to increased competition; (iii) a decline in revenue from Comme Ca and Book and Stage Bar due to their closures; (iv) a decrease in overall marketing and advertising spending; as well as, (v) a decrease in contract entertainment and production. In addition, the decrease in operating expenses was partially offset by an increase in bad debt expense due to higher credit play resulting in an increase in the receivable balance outstanding and the receipt of $2.3 million representing the net proceeds from the insurance claim related to the Bamboo Pool fire. Our ongoing efforts are focused on containing and reducing department operating expenses, resulting in higher operating margins.

The following tables present our operating expenses for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating expenses:
Casino	$115,847	$96,644
Hotel	26,203	27,151
Food and beverage	146,689	174,102
Entertainment, retail and other	20,035	29,826
Sales and marketing	35,037	50,102
General and administrative	84,011	79,278
Corporate	22,516	24,563
Pre-opening	34	—
(Gain)/loss on disposal of assets	(101)	117
Asset impairment	—	1,506
Insurance recoveries, net of deductible charges	(2,321)	—
Depreciation and amortization	82,965	125,616
Total operating expenses	$530,915	$608,905

Casino operating expenses increased for the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014. The increase is in line with the increase in casino revenue as related expenses such as gaming tax, participation fees and payroll cost increased. In addition, we experienced an increase in bad debt expense of $7.4 million due to increased credit play resulting in an increase in the receivable balance outstanding.

Hotel operating costs are associated with the occupancy level and related servicing of our rooms. In comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014, hotel operating expenses decreased by $0.9 million. Our occupancy levels decreased to 93.2% in the nine months ended September 30, 2015 as compared to the 2014 occupancy level of 95.0%. Occupancy was lower in all hotel room segments except for groups combined with reduced low-end casino Identity comp room nights.
Food and beverage expenses decreased for the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014, as a result of the decrease in food and beverage revenue. The factors that contributed to the decrease were due to the lower revenue from Marquee, Rose. Rabbit. Lie., as well as the closures of Book and Stage Bar and Comme Ca coupled with lower occupancy and fewer entertainment events, which contributed to the decline in the volume of business in our owned and third-party operated restaurants and bars. In addition, the declines caused a reduction in management and incentive fees owed to third-party operated restaurants and the Marquee for performing at lower profitability levels per their respective agreements.
Entertainment, retail and other operating expenses decreased for the nine months ended September 30, 2015, primarily due to a decrease in the number of entertainment events as compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we had 33 entertainment events compared to 58 during the nine months ended September 30, 2014. The decrease in the number of events resulted in an overall decrease in entertainment costs of $7.4 million and production equipment cost of $0.9 million. The lower occupancy levels contributed to a decrease in business activity in our Property’s spa and salon, and retail outlets.
Sales and marketing expenses decreased for the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014. The decrease of $15.1 million was due to the shift in strategy of overall marketing and advertising spending for the Company and third-party operated restaurants.
General and administrative expenses increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to an increase of $2.3 million in facility repairs and maintenance for our Property as well for our third-party operated restaurants and bars. The increase also includes $0.9 million of management bonus accrual and $0.5 million of consulting fees related to the Sale. General and administrative expenses include salaries, property taxes and insurance.
Corporate expenses, which generally include corporate salaries and legal expenses, decreased by $2.0 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to the decrease in $11.9 million management bonuses for The Cosmopolitan of Las Vegas Incentive Award Plan, Management Exit Award Plan and Retention Bonus Plan which were related to the Sale offset by $8.5 million settlement agreement expense related to the wage and hour cases and other minor legal matters and an increase in salaries of $1.6 million for severance related expenses .
Asset Impairment
There were no asset impairments for the nine months ended September 30, 2015. The impairment expense of $1.5 million for the nine months ended September 30, 2014 was in connection with the closure of the Vegas Nocturne show at Rose. Rabbit. Lie.
Insurance Recoveries, Net of Deductible Charges
The amount of $2.3 million for the nine months ended September 30, 2015 represents the net proceeds from the insurance claim related to the Bamboo Pool fire on July 25, 2015. Additional proceeds from our insurance companies may be received in subsequent periods as we continue finalizing the submission of our claim. In addition, we may incur additional costs that may not be reimbursed by our insurance companies.

Depreciation and Amortization Expenses
Depreciation and amortization charges were $83.0 million for the nine months ended September 30, 2015 and $125.6 million for the nine months ended September 30, 2014. The decrease in depreciation expense reflected the revaluation of the fixed assets due to the Sale, partially offset by an increase in amortization expense of the intangible assets acquired in the acquisition.

Other Income (Expense)
The following tables present our other income (expenses) for the periods indicated:

	Successor	Predecessor
(Unaudited — In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Other income (expense):
Net settlements and default income	$—	$245
Interest and other income	26	38
Interest expense, net of amount capitalized	(23,644)	(28,251)
Total other income (expense)	$(23,618)	$(27,968)

Net Settlements and Default Income
There was no settlement and default income for the nine months ended September 30, 2015. Through the nine months ended September 30, 2014, certain purchasers of condominium hotel units located within the East and West Towers of the Property agreed to settle and release their claims against the Company. No condominium hotel units remained under contract for sale at September 30, 2015.
Interest Expense Net of Amount Capitalized
The principal balance of the Company’s debt obligation was $875 million as of September 30, 2015. For the nine months ended September 30, 2015, the Company paid $18.9 million in interest expense associated with its debt obligations. Interest expense for the nine months ended September 30, 2015 includes $4.7 million of amortization of debt discount and debt financing costs. For the comparable Predecessor period ended September 30, 2014, interest expenses of $28.0 million consisted of interest paid to Deutsche Bank.
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
There was no income tax benefit for the nine months ended September 30, 2015. The income tax benefit for the nine months ended September 30, 2014 was $23.3 million.

There was no effective income tax rate for the nine months ended September 30, 2015. The effective income tax rate for the nine months ended September 30, 2014 was (35.9%).

Non-U.S. GAAP Measures — EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are used by management as the primary measures of operating performance of the Company. Adjusted EBITDA is calculated as the net income (loss) attributable to the Company before interest, income taxes, depreciation and amortization, (EBITDA) adjusted for corporate expenses, pre-opening expenses, asset impairment and rent expenses.
The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Management has presented EBITDA and adjusted EBITDA information as supplemental disclosures to the reported U.S. GAAP measures because it believes these measures provide useful information about the Company and its financial condition and results of operations and are widely used to assess the operating performance in the gaming and hospitality industry. Management believes that the exclusion of items from EBITDA and adjusted EBITDA provides a meaningful analysis of the Company's current results and trends as these items can vary significantly depending on specific underlying transactions or events that are not comparable between the periods being presented.
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
The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income/(loss) for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
(Unaudited — In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income/(loss)	$4,736	$(15,349)	$14,714	$(41,629)
Interest, net	8,101	9,179	23,618	28,213
Income tax benefit/(expense)	—	(8,340)	10	(23,305)
Depreciation and amortization	27,970	41,674	82,965	125,616
EBITDA	40,807	27,164	121,307	88,895
Corporate expenses	2,222	12,787	22,516	24,563
Pre-opening expenses	34	—	34	—
Asset impairment	—	—	—	1,506
Rent expenses	540	472	1,513	1,391
Adjusted EBITDA	$43,603	$40,423	$145,370	$116,355

Liquidity and Capital Resources
Our ongoing liquidity depends on a number of factors, including available cash resources, cash flow from operations, funding of capital projects and our compliance with covenants contained in the Lease and in the Mortgage Loan.
The following table summarizes our historical cash flows:

	Successor	Predecessor
(Unaudited -- In thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net cash provided by operating activities	$134,429	$135,278
Net cash used in investing activities	(22,884)	(32,584)
Net cash used in financing activities	(44,636)	(71,823)
As of September 30, 2015, we had $120.7 million in available cash and cash equivalents.
Cash Flows — Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2015 is primarily attributable to positive operating results during the period, overall reduction in prepaid operating expenses, the receipt of $12.3 million from the OCIP fund and a $7.0 million payment both in connection with OCIP Closeout Agreement discussed in Note 9. During the three months ended September 30, 2015, the Company also recognized a gain of $2.6 million representing the excess of the funds received from the insurance companies over net book value of the assets destroyed during the Bamboo Pool fire, refer to Note 6. In addition, the change in designated cash as discussed in Note 8 contributed to the cash provided by operating activities. We continue to improve accounts receivable collections. However, for the nine months ended September 30, 2015, the cash inflows from receivables were offset by increasing receivables attributable to the casino and group revenue growth during the operating period.
Net cash provided by operating activities during the nine months ended September 30, 2014, is primarily attributable to $56.4 million of reimbursements by the Corporate Consolidated Tax Group owned by Deutsche Bank for the utilization of the Company’s prior period net operating losses. In addition, the net cash provided by operating activities was also primarily impacted by (i) increasing receivables attributable to the operating period’s casino, banquet and group revenue growth; and (ii) the timing of payments for certain significant prepaid expenses and accrued liabilities, including property taxes and IT management contracts.
Cash Flows — Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2015 represents our continued investment in capital projects. The ordinary and major capital expenditures incurred during the nine months ended September 30, 2015 of $19.7 million were primarily related to the build-out of additional hotel rooms and certain information technology initiatives.
As discussed in Note 3, per the Second Amendment signed in April 2015, the net cash paid for the acquisition increased by $6.4 million. The increase in the cash paid increased goodwill for the same amount.
During the nine months ended September 30, 2015 we received net proceeds of $2.9 million from our insurance companies related to our claim for the damage caused by the fire at the Bamboo Pool which occurred on July 25, 2015.
For the nine months ended September 30, 2014, the ordinary and major capital expenditures incurred of $32.6 million were primarily related to construction of certain components of our integrated resort, including The Chelsea, Rose. Rabbit. Lie. and ordinary capital expenditures.

In addition to direct costs of construction, soft and/or indirect costs are included in construction in progress and ordinary capital expenditures (as applicable). These soft costs are generally incurred prior to commencement of the project construction and can include permits, architectural fees, engineering fees, real estate commissions and fees, marketing, taxes, insurance, interest payments, leasing and general administrative costs, etc. For the nine months ended September 30, 2015 and 2014, we capitalized related soft costs in the amount of $0.9 million and $1.2 million, respectively.
Cash Flows — Financing Activities
For the nine months ended September 30, 2015, the net cash used in financing activities of $44.6 million primarily includes (i) a contribution of $6.4 million for the excess net working capital amount representing 50% of the released amount from the OCIP fund plus broker fees (refer to Note 9); (ii) total distributions to members related to the Mezzanine A Loan and Mezzanine B Loan of $13.3 million and $7.8 million, respectively (refer to Note 13); and (iii) a distribution to members of $29.9 million for the final payment of the excess net working capital amount (refer to Note 8).
For the nine months ended September 30, 2014, the net cash used in financing activities of $71.8 million includes $9.8 million in borrowings against the credit facility maintained by the Predecessor which was offset by related principal repayments totaling $81.6 million. The draws against the credit facility were primarily utilized for construction costs relating to The Chelsea and Rose. Rabbit. Lie. and to a lesser degree, to finance the operations at the Property.
Liquidity
Our integrated resort will have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. Certain capital expenditure requirements may be necessary to comply with any changes in applicable laws and regulations. We estimate capital expenditures will range between $31.0 million to $42.0 million during the year ended December 31, 2015.
We intend to pay for the capital expenditures through the use of working capital. We may require additional financing to support future growth. Because we are an indirectly owned subsidiary of Blackstone, funding for major capital expenditures may be provided by Blackstone or one of its affiliates.
Short-Term Liquidity Requirements
We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred or come due within the next twelve months. We believe those requirements consist primarily of funds necessary to pay construction payables and retention, normal on-going capital expenditures, interest payments, and on-going working capital requirements. We believe that operating cash flows generated by the Property will be sufficient to meet our short-term liquidity requirements. We estimate short-term liquidity requirements will range between $120.0 million to $130.0 million during the year ended December 31, 2015.
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
Off-Balance Sheet Arrangements
In connection with the Sale, affiliates of Blackstone entered into two Mezzanine Loan agreements with JPMorgan for a total aggregate principal amount of $425 million. Refer to Note 13 for discussion on the Mezzanine Loans.

Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments about the effects of matters that are inherently uncertain. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The critical accounting policies are summarized in Note 2 to our condensed consolidated financial statements included in Part II, Item 8 — "Financial Statements and Supplementary Data" in our 2014 Annual Report on Form 10-K filed on March 27, 2015.
Newly Issued Accounting Pronouncements
Refer to related disclosure within Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 — "Notes to Condensed Consolidated Financial Statements (unaudited)" in this Quarterly Report on Form 10-Q.
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
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2015, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
See Note 15 — Commitments, Contingencies and Litigation to our condensed consolidated financial statements included in Part I, Item 1 — "Notes to Condensed Consolidated Financial Statements (unaudited)" in this Quarterly Report on Form 10-Q for a description of our significant current legal proceedings, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider other risk factors discussed in Part I, Item 1A — "Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on March 27, 2015, in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in the Annual Report on Form 10-K, the risks described therein are not the only risks facing our Company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Iran Threat Reduction and Syria Human Rights Act of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report. Exhibit 99.1 includes disclosures publicly filed by Hilton Worldwide Holdings Inc. and Travelport Worldwide Limited, which may be considered affiliates of The Blackstone Group L.P. and therefore, our affiliates.
Amendments to Executive Employment Agreements
In connection with the grant of Class B units (“Incentive Units”) under BRE Spade Parent LLC’s equity-based compensation plan, on August 14, 2015, Ms. Marchese and Mr. Pearl each entered into an amendment to his or her respective employment agreement and on November 9, 2015, Ms. Adams entered into an amendment to her employment agreement described below. Each amendment provides that any severance payments or benefits that such named executive officer would be entitled to receive in connection with a termination by the Company without cause or a resignation for good reason (the “Severance Amount”) will be offset and reduced, on a dollar-for-dollar basis, by the fair market value of his or her vested Incentive Units held at the time of such termination or resignation (including the fair market value of any other securities or interests into which such Incentive Units may be converted or redeemed and the aggregate amount of distributions or payments received by such named executive officer in respect of such Incentive Units, other securities or interests). The amendments further provide that, if the Company or Blackstone does not elect to exercise the repurchase rights applicable to such Incentive Units at the earliest allowable occasion following termination or resignation, the Severance Amount will not be offset and reduced as described above and, instead, any amounts payable in the future in respect of the named executive officer’s vested Incentive Units will be offset and reduced by the Severance Amount.

Michelle Adams’ Employment Agreement
On September 1, 2015, we entered into an employment agreement (the “Employment Agreement”) with Michelle Adams, which became effective April 10, 2015 and superseded and replaced her employment agreement, as amended, previously in effect. Under the terms of the Employment Agreement, Ms. Adams, is to serve as our Chief Financial Officer. The Employment Agreement provides for a term expiring on April 9, 2018, following which Ms. Adams will be employed at-will unless the parties otherwise agree.
Under the terms of the Employment Agreement, Ms. Adams is entitled to receive an annual base salary of $300,000 for the period from April 10, 2015 through April 9, 2016, which salary shall be increased on April 10, 2016 to $315,000 and beginning on April 10, 2017, to $330,000. Ms. Adams will also be eligible to receive an annual performance-based cash incentive award with a target bonus equal to 50% of her base salary then in effect, subject to her not having given notice of her intent to resign and her continued employment through the payment date. Under the terms of the Agreement, Ms. Adams is entitled to participate in the Company’s benefit plans as are generally made available from time to time to similarly situated Company executives.
In the event Ms. Adams’ employment is terminated due to death or disability, she, will be entitled to receive any earned but unpaid salary, any unpaid bonus earned in a prior calendar year and a pro rata bonus for the year in which such termination occurs. In the event of a termination of Ms. Adams’ employment by the Company without “cause” or by her for “good reason” (each as defined in the Agreement), Ms. Adams is entitled to receive (a) any earned but unpaid salary, (b) severance in the amount of her base salary then in effect for a period of 12 months following her termination, (c) the full amount of any discretionary bonus awarded but not yet paid for the year prior to the year of termination and (d) Company-paid COBRA coverage under the Company’s health insurance programs for a period of 12 months following her termination or until she earlier becomes eligible for health insurance from a new employer. Any payment in excess of what is required by law is conditioned upon Ms. Adams’ execution and non-revocation of a general release of claims against the Company in the event of her termination due to disability, by the Company without “cause” or by Ms. Adams for “good reason.”
Pursuant to the terms of the Agreement, Ms. Adams is subject to a non-competition covenant that applies for a period of 12 months immediately following a termination of her employment for any reason other than a termination due to death or disability and a non-solicitation covenant that applies for a period of 12 months immediately following a termination of her employment for any reason. Ms. Adams is also subject to a confidentiality covenant during her employment and for a period of five years thereafter.

Item 6. Exhibits

Exhibit	Description
10.1*†	Form of Management Unit Subscription Agreement for William P. McBeath.
10.2*†	Form of Management Unit Subscription Agreement for Michelle F. Adams.
10.3*†	Form of Management Unit Subscription Agreement for Lisa Marchese.
10.4*†	Form of Management Unit Subscription Agreement for Anthony Pearl.
10.5*†
Employment Agreement, dated October 6, 2015, between Nevada Property 1 LLC and Lisa Marchese, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 8, 2015.

10.6*†	Employment Agreement, dated September 1, 2015, between Nevada Property 1 LLC and Michelle F. Adams.
10.7*†	Form of Amendment to Employment Agreement entered into with Michelle F. Adams, Lisa Marchese and Anthony Pearl.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Exchange Act Section 13(r) Disclosure.
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 13, 2015 formatted in Extensible Business Reporting Language (XBRL):

i. the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014;
ii. the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014;
iii. the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014; and
iv. the Notes to Condensed Consolidated Financial Statements.

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

Date: November 13, 2015

/S/ MICHELLE F. ADAMS
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2015